Form 10-Q
period 1996-06-30
CALLOWAYS NURSERY INC
filed 1996-07-29
CIK 874759

<PAGE 1>
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                          Commission File No. 0-19305

                           CALLOWAY'S NURSERY, INC.
             (Exact name of registrant as specified in its charter)

                             	Texas	75-2092519
                	(State or other jurisdiction of	(IRS Employer
            	incorporation or organization)	Identification Number)

                             4800 Blue Mound Road
                           Fort Worth, Texas  76106
                               (817) 624-8222

            (Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES	X	 NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding as
                Title                      of July 26, 1996

Common Stock, par value $.01 per share          5,112,035

<PAGE 2>
                         CALLOWAY'S NURSERY, INC.

                                 FORM 10-Q

                               JUNE 30, 1996

                   PART I - FINANCIAL INFORMATION

Item 1

Index to Financial Statements                    Page

Condensed Balance Sheets                           3

Condensed Statements of Operations                 4

Condensed Statements of Cash Flows                 5

Notes to Condensed Financial Statements	           6

Item 2

Management's Discussion and Analysis of
 Financial Condition and Results of Operations     7

PART II - OTHER INFORMATION

 Items 1-6                                        10

<PAGE 3>

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                        CALLOWAY'S NURSERY, INC.
                 CONDENSED BALANCE SHEETS (UNAUDITED)
                 (In thousands, except share amounts)

                                ASSETS
                                           June 30,       September 30,
                                             1996             1995
Cash and cash equivalents                   $ 4,888          $ 1,046
Accounts receivable                             155               55
Inventories                                   1,170              996
Prepaids and other assets                       113               81
Property and equipment held for sale, net     3,084            3,124
                                              _____            _____
  Total current assets                        9,410            5,302

Property and equipment, net                   1,491            1,630
Goodwill, net                                 1,309            1,390
Other assets                                    100               95
                                              _____            _____
  Total assets                              $12,310          $ 8,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to bank                             $   524        $      --
Accounts payable                              3,347            1,369
Accrued expenses                                878              659
                                              _____            _____
  Total current liabilities                   4,749            2,028

Deferred rent payable                         1,165            1,131
                                              _____            _____
  Total liabilities                           5,914            3,159

Commitments

Shareholders equity:

Voting convertible preferred stock; par
 value $.625 per share; 3,200,000 shares
authorized; no shares issued or outstanding      --               --

Preferred stock; par value $.01 per share;
10,000,000 shares authorized; no shares
issued or outstanding                            --               --

Common stock; par value $.01 per share;
30,000,000 shares authorized; 5,343,909
and 5,204,456 shares issued, respectively,
5,093,909 and 4,954,456 shares
outstanding, respectively                        53               52

Additional paid-in capital                    8,225            8,107
Accumulated deficit                            (486)          (1,505)
                                              _____            _____
                                              7,792            6,654
Less: Treasury stock, at
 cost (250,000 shares)                       (1,396)          (1,396)
                                              _____            _____
Total shareholders' equity                    6,396            5,258
                                              _____            _____
Total liabilities and shareholders' equity  $12,310          $ 8,417

The accompanying notes are an integral part of these condensed financial statements.

<PAGE 4>

                        CALLOWAY'S NURSERY, INC.
            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
           (amounts in thousands, except per share amounts)

                                    Three Months Ended	     Nine Months Ended
                                         June 30,                June 30,
                                      1996        1995       1996       1995

Net sales                           $12,347     $10,783    $20,734    $19,086
Cost of goods sold                    6,278       5,353     10,855     10,056
                                     ______      ______     ______     ______
Gross profit                          6,069       5,430      9,879      9,030

Operating expenses                    2,144       1,889      5,407      5,065
Occupancy expenses                      760         761      2,195      2,228
Advertising expenses                    431         398      1,002        895
Other, net                               48          96        256        367
                                     ______      ______     ______     ______
Total expenses                        3,383       3,144      8,860      8,555
Income before provision for
income taxes                          2,686       2,286      1,019        475
Provision for income taxeS               --          --         --         --
                                     ______      ______     ______     ______
Net income                          $ 2,686     $ 2,286    $ 1,019    $   475

Net income per common share           $ .53       $ .47      $ .20      $ .10

Weighted average number of
common shares outstanding             5,068       4,888      5,020      4,849

The accompanying notes are an integral part of these condensed financial statements.

<PAGE 5>

                                CALLOWAY'S NURSERY, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (In thousands)
                                                            Nine Months Ended
                                                                June 30,
                                                              1996       1995

Cash flows from operating activities:
  Net income                                               $ 1,019    $   475
  Adjustments to reconcile net income to net
   cash used for operating activities:

    Depreciation and amortization                              324        379
    Net change in operating assets and
     liabilities                                             1,920       (119)
                                                             _____      _____
Net cash provided by operating activities                    3,263        735

Cash flows from investing activities:

  Additions to property and equipment                          (64)        (9)
  Proceeds from sales of real properties                        --      1,164
  Other, net                                                    --         5
                                                             _____      _____
Net cash provided by (used for) investing activities           (64)     1,160

Cash flows from financing activities:

  Proceeds from issuance of common stock                       119        137
  Payable to bank                                              524       (132)
  Net repayments of debt                                        --       (864)
                                                             _____      _____
Net cash provided by (used for) financing activities           643       (859)

Net increase in cash and cash equivalents                    3,842      1,036

Cash and cash equivalents at beginning of
period                                                       1,046      1,748
                                                             _____      _____
Cash and cash equivalents at end of period                  $4,888     $2,784

The accompanying notes are an integral part of these condensed financial statements.

<PAGE 6>

                               CALLOWAY'S NURSERY, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at June 30, 1996 and September 30, 1995, and the results of operations and cash flows for the three month and nine month periods ended June 30, 1996 and 1995 have been made. Such adjustments are of a normal recurring nature.

   Because of seasonal and other factors, the results of operations and cash flows for any interim period are not necessarily indicative of expected results of operations and cash flows for the entire fiscal year ending September 30, 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended September 30, 1995 included in the Company's Form 10-K.

<PAGE 7>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

   The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that each item bears to net sales of the Company.

                       Quarter Ended June 30,   Nine Months Ended June 30,
                           1996         1995          1996           1995
                        Amount   %   Amount   %    Amount   %     Amount   %

Net sales              $12,347 100% $10,783 100%  $20,734 100%   $19,086 100%
Gross profit             6,069  49    5,430  50     9,879  48      9,030  47
Operating expenses       2,144  17    1,889  17     5,407  26      5,065  26
Occupancy expenses         760   6      761   7     2,195  11      2,228  12
Advertising expenses       431   4      398   4     1,002   5        895   5
Other, net                  48  --       96   1       256   1        367   2
Total expenses           3,383  27    3,144  29     8,860  43      8,555  45
Income before
provision for
income taxes             2,686  22    2,286  21     1,019   5        475   2
Provision for income
taxes                       --  --       --  --         -- --          -- --

Net income             $ 2,686  22% $ 2,286  21%  $ 1,019   5%    $  475   2%

Quarter Ended June 30, 1996 Compared with Quarter Ended June 30, 1995

   The Company achieved a 17% improvement in net income for the quarter on a 15% increase in net sales. Net income for the quarter ended June 30, 1996 was approximately $2.7 million on net sales of approximately $12.3 million, as compared to net income of approximately $2.3 million on net sales of approximately $10.8 million for the quarter ended June 30, 1995.

   Gross profit increased by $639,000 on the increased sales volumes, as gross profit margins declined by only one percentage point, from 50% in 1995 to 49% in 1996.

   The improved net sales and gross profit resulted from the execution of the Company's relatively new merchandising programs, which provided coordinated merchandise planning, replenishment processes, and enhanced visual merchandising.

   Operating expenses increased by 13% to approximately $2.1 million for the quarter ended June 30, 1996 from approximately $1.9 million for the quarter ended June 30, 1995. The Company incurred the additional expenses to support the aforementioned merchandising programs.

<PAGE 8>
   Occupancy expenses were virtually unchanged: $761,000 for the quarter ended June 30, 1996, and $760,000 for the quarter ended June 30, 1995.

   Advertising expenses increased by 8% from $398,000 for the quarter ended June 30, 1995 to $431,000 for the quarter ended June 30, 1996. The increase was attributable to the Company's enhanced in-store visual merchandising efforts, and to increased rates for newspaper advertising.

   No income tax benefits have been recorded for either fiscal 1996 or fiscal 1995 due to the full utilization of net operating income carrybacks in fiscal 1994.

Nine Month Period Ended June 30, 1996 Compared with Nine Month Period Ended June 30, 1995

   The Company achieved a 115% improvement in net income for the nine months on a 9% increase in net sales. Net income for the nine months ended June 30, 1996 was $1,019,000 on net sales of approximately $20.7 million, as compared to net income of $475,000 on net sales of approximately $19.1 million for the nine months ended June 30, 1995.

   Same-store net sales for the nine months ended June 30, 1996 improved by 9% to approximately $20.7 million from approximately $19.0 million for the nine months ended June 30, 1995. The Company closed one store in December 1994, reducing the number of stores to the current total of sixteen. The same-store sales comparison is for the remaining sixteen stores, all of which have been open for at least one year.

   Gross profit margins rose to 48% for the nine months ended June 30, 1996 from 47% for the nine months ended June 30, 1995. The improved margins on the improved sales caused gross profit to increase to approximately $9.9 million for the nine months ended June 30, 1996 from approximately $9.0 million for the nine months ended June 30, 1995.

   The improved gross profit margins resulted from the execution of the Company's merchandising programs, which provided coordinated merchandise planning, replenishment processes, and enhanced visual merchandising. One benefit of such programs is reduced inventory shrinkage, since inventory levels are kept consistent with achieved rates of sale.

<PAGE 9>
   Operating expenses increased to approximately $5.4 million for the nine months ended June 30, 1996 from approximately $5.1 million for the nine months ended June 30, 1995. The Company incurred the additional expenses to support the aforementioned merchandising programs.

   Occupancy expenses were virtually unchanged at approximately $2.2 million for each of the nine months ended June 30, 1996 and 1995.

   Advertising expenses increased by 12% from $895,000 for the nine months ended June 30, 1995 to $1,002,000 for the nine months ended June 30, 1996. The increase was attributable to the Company's enhanced in-store visual merchandising efforts, and to increased rates for newspaper advertising.

   No income tax benefits have been recorded for either fiscal 1996 or fiscal 1995 due to the full utilization of net operating income carrybacks in fiscal 1994.

Capital Resources and Liquidity

   Cash flows provided by operating activities improved from $735,000 for the nine months ended June 30, 1995 to approximately $3.3 million for the nine months ended June 30, 1996. The improvement was due to the improvement in net income for the period and improved utilization of supplier financing for the acquisition of merchandise inventories.

   During the nine months ended June 30, 1996 the Company made relatively minor capital improvements totaling $64,000. During the nine months ended June 30, 1995 the Company received cash proceeds of approximately $1.2 million from the sale-leaseback of certain property and equipment, and used $864,000 to retire its remaining long-term indebtedness.

   For the nine months ended June 30, 1996 the Company issued approximately 139,000 common shares to the Calloway's Nursery, Inc. Stock Purchase Plan, receiving proceeds of approximately $119,000, compared to approximately 120,000 common shares issued for proceeds of approximately $137,000 for the nine months ended June 30, 1995.

<PAGE 10>
Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

  None.

Item 2. Changes in Securities.

  None.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information.

  The Registrant expects to sell its corporate office building during the fourth quarter ending September 30, 1996. Effective August 5, 1996, the Registrant's new mailing address will be:

      Calloway's Nursery, Inc.
      4200 Airport Freeway
      Fort Worth, Texas  76117
      Telephone 817.222.1122

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:
      (10)(m)Extension of Employment Agreement between the Registrant and James C. Estill
      (10)(n)Extension of Employment Agreement between the Registrant and John T. Cosby
      (10)(o)Extension of Employment Agreement between the Registrant and John S. Peters
      (27) Financial Data Schedule
  (b) Reports on Form 8-K:
        On June 10, 1996 the Registrant filed a Form 8-K for the purpose of providing evidence to the Nasdaq Stock Market that the Registrant meets the net tangible assets and market value of public float requirements set forth in Part III, Section 5(a)(5) of Schedule D of the NASD By-Laws.

<PAGE 11>
SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 1996

                                      CALLOWAY'S NURSERY, INC.

                                      By_/s/_James C. Estill
                                        James C. Estill, President and
                                        Chief Executive Officer

                                      By_/s/_Daniel G. Reynolds
                                        Daniel G. Reynolds, Vice
                                        President and Chief Financial Officer