Form 10-K
period 1996-09-30
CALLOWAYS NURSERY INC
filed 1996-12-20
CIK 874759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1996

                          Commission File No. 0-19305

                           CALLOWAY'S NURSERY, INC.
            (Exact name of registrant as specified in its charter)

                    Texas                              75-2092519
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification Number)

                             4200 Airport Freeway
                         Fort Worth, Texas  76117-6200
                                 817.222.1122
    (Address, zip code and telephone number of principal executive offices)

                _______________________________________________

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. [X]

As of December 10, 1996, Registrant had outstanding 5,172,347 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 10, 1996 as reported on the Nasdaq Stock Market, was approximately $ 3,300,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1997 annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                     Page
                                                                   Reference
                                                                   Form 10-K
                                                                   ---------
PART I

  Item 1.     Business                                                     2

  Item 2.     Properties                                                   6

  Item 3.     Legal Proceedings                                            6

  Item 4.     Submission of Matters to a Vote of Security Holders          6

PART II

  Item 5.     Market for Registrant's Common Stock and Related
              Shareholder Matters                                          7

  Item 6.     Selected Financial Data                                      8

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

  Item 8.     Financial Statements and Supplementary Data                 14

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         14

PART III

  Item 10.    Directors and Executive Officers of the Registrant          15

  Item 11.    Executive Compensation                                      15

  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                                  15

  Item 13.    Certain Relationships and Related Transactions              15

PART IV

  Item 14.    Exhibits, Financial Statements and Schedules, and
              Reports on Form 8-K                                         16

PART I
ITEM 1. BUSINESS

GENERAL

     Calloway's Nursery, Inc. ("Calloway's" or the "Company"), a Texas corporation, is a specialty retailer of lawn and garden products. The Company presently operates sixteen retail store locations in the Dallas and Fort Worth markets.

STRATEGY

     Calloway's objective is to successfully serve its targeted customer group by consistently offering quality living plants and related products superior to those of its competitors.

     The Company offers a wide variety of high quality products in modern, spacious facilities. Each retail store has a similar floorplan and design providing over 60,000 square feet of selling space, approximately one-third of which is covered on a year-round basis.

     All Calloway's store managers and nearly one-half of its other full-time employees are either Texas Certified Nursery Professionals or Texas Master Certified Nursery Professionals. Candidates for each such certification must pass comprehensive examinations in plant identification, identification and cure of plant problems, landscaping, as well as retail merchandising and sales. The Master certification includes a week-long intensive course and examination conducted at Texas A&M University in College Station. The Company believes that it employs more of these Texas Master Certified Nursery Professionals than any other organization in the state of Texas.

     Management believes that the Company's most important competitive advantage is its reputation for quality and selection of merchandise and high level of service supported by:

     .  Professional, experienced and highly-motivated employees.

     . Network of sixteen spacious, attractive and convenient retail store locations.

     . Excellent relations with suppliers known for growing and producing top-quality plants and related products.

RETAIL STORE LOCATIONS

     The Company selects its retail store locations on the basis of demographic data, traffic patterns and shopping habits. All Calloway's retail stores are Company-operated. Of the sixteen retail stores, fourteen were leased and two were owned as of September 30, 1996. In December 1996 the Company purchased one retail store which had previously been leased. [See Note 15 to Financial Statements]

MERCHANDISE

     Calloway's sells a wide variety of lawn and garden products at each of its retail stores. The Company's merchandising programs are designed to promote sales of products having the greatest appeal during a particular season of the year.

     The Company focuses on quality and breadth of selection in bedding plants and nursery stock complemented by soil amendments, fertilizers and other manufactured garden products. The exception is that period between Thanksgiving and Christmas, at which time most sales result from cut and flocked Christmas trees and poinsettias.

     Approximately two-thirds of the Company's annual sales are derived from living plants, while the remaining one-third are made up of products that primarily relate to the care and feeding of living plants.

SUPPLIERS

     The Company believes that one of its competitive advantages is its strong relationships with its suppliers. Calloway's purchases all of the merchandise it sells and does not grow any plants or manufacture any products.

     The production of plants is a fragmented industry. Plant material may be purchased from hundreds of different suppliers, most of which are located within a 150-mile radius of Dallas and Fort Worth - allowing the Company to procure merchandise with relatively short lead times. The Company works with its suppliers to attain consistency of quality, appropriate service and completeness in selection of plant varieties.

     The Company sells its own private label products that are manufactured expressly for Calloway's to ensure superior quality.

ADVERTISING AND MERCHANDISING

     Advertising programs are developed by the Company through the coordinated efforts of operations, merchandising and advertising management. Sales promotions are developed on a seasonal basis, and the Company's in-house advertising manager creates and produces substantially all of its advertising.

     Virtually all of the Company's advertising is done in local newspapers. Calloway's also supports a popular horticultural program on local radio.

     Each Calloway's retail store is arranged to provide maximum exposure to its selection of merchandise using appropriate traffic patterns and seasonally-rotated displays. Each retail store is designed by the Company's In-Store Visual Marketing Department to provide a pleasant shopping experience.

     Calloway's offers value-added services such as free home delivery.

COMPETITION

     The retail nursery business is highly competitive. Calloway's competes with Home Depot, Kmart, Wal-Mart, Wolfe Nursery and a number of grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than Calloway's. The Company also competes with many independent single unit nurseries.

EMPLOYEES

     Management believes that Calloway's employees represent a significant competitive advantage for the Company.

     The Company employs approximately 153 full-time employees and also employs part-time employees during the spring and Christmas seasons. Management considers its relations with employees to be good.

SEASONALITY

     See "Seasonality" in Item 7 for a discussion of the seasonality of the Company's business.

STORE MANAGEMENT AND PRODUCT LINE MANAGEMENT INCENTIVE COMPENSATION PROGRAMS

Each of the Company's nursery managers and assistant managers is eligible to receive a significant portion of his or her compensation in the form of bonuses based on the financial performance of the Company under the Nursery Management Bonus Plan. An annual profit sharing pool is calculated based upon pre-tax profit as a percentage of sales with emphasis upon increases in profit over the previous year. The annual profit sharing pool is distributed 80% to the nursery managers and 20% to the assistant managers.

     Additionally, beginning with fiscal 1996, the Company's Product Line Managers are eligible to receive incentive compensation awards based on the financial performance of the Company. An annual profit sharing pool is calculated based upon pre-tax profits after payment of the Nursery Management Bonus.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers of the Company.

Name                           Age                  Positions
----                           ---                  ---------
James C. Estill                 49        Chairman of the Board, President and Chief
                                          Executive Officer, and Director

John T. Cosby                   53        Vice President -- Corporate Development,
                                          Secretary and Director

John S. Peters                  45        Vice President -- Operations and Director

David S. Weger                  46        Vice President - Merchandising

Daniel G. Reynolds              39        Vice President - Chief Financial Officer

     Mr. Estill has been President and a director of the Company since its inception in March 1986. Mr. Estill is a Texas Master Certified Nursery Professional.

     Mr. Cosby has been Vice President -- Corporate Development of the Company since its inception in March 1986 and served as a director of the Company from March 1986 to August 1988, and was elected a director again in July 1991.

     Mr. Peters has been Vice President -- Operations of the Company since April 1986 and served as a director of the Company from April 1986 to August 1988, and was elected a director again in July 1991. Mr. Peters is a Texas Master Certified Nursery Professional.

Mr. Weger has been Vice President -- Merchandising of the Company since July 1995. He joined the Company in March 1987. Mr. Weger is a Texas Master Certified Nursery Professional.

     Mr. Reynolds has been Vice President -- Chief Financial Officer of the Company since July 1995. He joined the Company in December 1990. Mr. Reynolds is a Certified Public Accountant.

ENVIRONMENTAL REGULATION

     The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the storage, care and use of certain of its products. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company. No assurances can be given, however, that such compliance, or compliance with other environmental laws and regulations that may be enacted in the future, will not have such an effect.

ITEM 2. PROPERTIES

     The Company's retail stores are typically located in high-traffic shopping areas and all but one are free-standing. Each retail store consists of a building (approximately 10,000 square feet), a greenhouse (approximately 12,000 square feet) and an outdoor nursery yard (approximately 40,000 square feet).

     As of September 30, 1996 fourteen of the Company's retail stores were leased from unaffiliated parties. [See Note 13 to Financial Statements.] Two retail stores were owned by the Company. In December 1996 the Company purchased one retail store which had previously been leased. [See Note 15 to Financial Statements.]

     The Company's executive offices are located in an office building in Fort Worth, Texas, and are leased from an unaffiliated party. The Company sold its former office building in August 1996. [See Management's Discussion and Analysis - Liquidity and Capital Resources"]

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any litigation which management believes will materially and adversely affect its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The shares of the Company's common stock have been traded on the Nasdaq Stock Market under the symbol CLWY since June 26, 1991. The following table sets forth the closing price information for each quarter of the most recent five fiscal years:

Fiscal Year 1992                 High       Low      Close
----------------                 ----       ---      -----
  First Quarter                  9.125     6.375     9.000
  Second Quarter                10.625     6.625     7.625
  Third Quarter                  7.500     5.375     5.625
  Fourth Quarter                 6.125     4.750     6.000
Fiscal Year 1993
----------------
  First Quarter                  7.125     5.500     7.125
  Second Quarter                 7.250     5.250     5.375
  Third Quarter                  5.875     3.500     4.375
  Fourth Quarter                 4.500     1.875     3.125
Fiscal Year 1994
----------------
  First Quarter                  3.625     2.250     3.000
  Second Quarter                 3.125     2.313     2.750
  Third Quarter                  3.250     1.750     2.000
  Fourth Quarter                 2.125     1.000     1.500
Fiscal Year 1995
----------------
  First Quarter                  1.625      .750     1.063
  Second Quarter                 1.625      .875     1.313
  Third Quarter                  1.438      .750     1.000
  Fourth Quarter                 1.625      .813     1.156
Fiscal Year 1996
----------------
  First Quarter                  1.219      .625      .750
  Second Quarter                 1.188      .719     1.063
  Third Quarter                  1.125      .719      .875
  Fourth Quarter                 1.188      .813      .938

     The closing price of the Company's common stock on December 10, 1996, as reported on the Nasdaq Stock Market, was $ .8125.

     As of December 10, 1996 there were approximately 259 shareholders of record, and approximately 1,200 beneficial shareholders.

     The Company has never paid cash dividends on its common stock. The Company's Board of Directors currently intends to retain earnings for further development of the Company's business and, therefore, does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table of selected financial data should be read in conjunction with the Company's Financial Statements required by Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                                                      SELECTED FINANCIAL DATA
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------
                                 Year Ended           Year Ended           Year Ended           Year Ended           Year Ended
                                September 30,        September 30,        September 30,        September 30,        September 30,
INCOME STATEMENT DATA               1996                 1995                 1994                 1993                 1992
----------------------------------------------------------------------------------------------------------------------------------
Net sales                           $23,959              $22,527              $30,595              $28,233             $28,818
Gross profit                         11,211               10,592               12,376               11,875              12,473
Gross profit percentage                  47%                  47%                  40%                  42%                 43%
Income (loss) before extraordinary
  items and accounting change           201                  156               (4,110)                (773)                732
Net income (loss)                      $201                 $156              ($4,110)               ($494)               $825
Income (loss) per common share:
    Before extraordinary items and
      accounting change               $0.04                $0.03               ($0.86)              ($0.16)              $0.15
    Extraordinary item (1)               --                   --                   --                   --                0.02
    Accounting change (2)                --                   --                   --                 0.06                  --
    Net income (loss)                 $0.04                $0.03               ($0.86)              ($0.10)              $0.17

----------------------------------------------------------------------------------------------------------------------------------
                                September 30,        September 30,        September 30,        September 30,        September 30,
BALANCE SHEET DATA                  1996                 1995                 1994                 1993                 1992
----------------------------------------------------------------------------------------------------------------------------------
Working capital                      $1,473               $3,301               $3,450                 $223              $1,858
Total assets                          8,863                8,417               11,588               18,338              15,887
Long-term debt, net of
 current portion                         --                   --                  768                  907                  --
Shareholders' equity                 $5,606               $5,258               $4,923               $8,974              $9,468
Number of common shares
 outstanding                          5,142                4,954                4,794                4,750               4,750
----------------------------------------------------------------------------------------------------------------------------------

(1) Extraordinary item in the year ended September 30, 1992 related to early extinguishment of debt.
(2) Accounting change in the year ended September 30, 1993 related to change in method of accounting for income taxes. See Note 2 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     The information presented below sets forth, for the periods indicated, the relative percentages that certain items derived from the statements of operations bear to net sales of the Company.

                                               PERCENTAGES OF NET SALES
                                ------------------------------------------------
                                   Year Ended       Year Ended      Year Ended
                                  September 30,    September 30,   September 30,
                                      1996             1995            1994
                                ----------------- --------------- --------------
Net sales                             100%             100%            100%

Cost of goods sold                     53               53              60
                                ----------------- --------------- --------------
Gross profit                           47               47              40

Operating expenses                     28               28              29

Occupancy expenses                     12               13               9

Advertising expenses                    5                5               6

Special charges (credits)              --               (2)              7

Other, net                              1                2               2
                                ----------------- --------------- --------------
Total expenses                         46               46              53
                                ----------------- --------------- --------------

Income (loss) before income taxes       1                1             (13)

Provision for income taxes             --               --              --
                                ----------------- --------------- --------------

Net income (loss)                       1%               1%            (13%)
                                ================= =============== ==============

YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995

     The Company recorded net income for fiscal 1996 of $201,000, compared to net income of $156,000 for fiscal 1995. The improvement in operating results was attributable to improved sales from the Company's merchandising programs and in-store visual marketing.

     Net sales increased by 6% from approximately $22.5 million for fiscal 1995 to approximately $24.0 million for fiscal 1996. Same-store net sales increased by the same amount, since all sixteen locations have been in operation for more than one year. The increase was primarily attributable to favorable consumer response to the Company's new:

     . Merchandising programs, which are designed to consistently offer quality living plants and related products superior to those of its competitors.
     . In-store visual marketing programs, designed to improve customer traffic flow and enhance the presentation of Calloway's products.

     Gross profit increased from approximately $10.6 million for fiscal 1995 to approximately $11.2 million for fiscal 1996. Gross margin (gross profit as a percentage of net sales), was 47% for both fiscal 1996 and fiscal 1995. The increase in gross profit was due to the increase in net sales.

     Operating expenses increased by 7% to approximately $6.8 million for fiscal 1996 from approximately $6.3 million for fiscal 1995. The increase was attributable to costs of the new merchandising programs and in-store visual marketing.

     Occupancy expenses decreased by 1% to approximately $2.9 million for fiscal 1996 from approximately $3.0 million for fiscal 1995. The decrease was due to changes in the computation of deferred rent for certain leases.

     Advertising expenses increased by 9% to $1,149,000 for fiscal 1996 from $1,054,000 for fiscal 1995. The increase was primarily the result of increased newspaper advertising rates, and to costs associated with the in-store visual marketing programs.

     Other expenses include depreciation and amortization, gains on sales of properties, and net interest income (expense). Other expenses decreased from $441,000 for fiscal 1995 to $147,000 for fiscal 1996 due to:

     . An increase in net interest income resulting from higher levels of available cash, coupled with the absence of any long-term debt, and
     . Gains on sales of properties, and lower depreciation expenses during 1996.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994

     The Company recorded net income for fiscal 1995 of approximately $0.2 million, compared to a net loss of approximately $4.1 million for fiscal 1994. The improvement in operating results was directly attributable to the success of the Company's program to reduce expenses and improve gross profit margins. Total expenses (exclusive of special charges and credits) were reduced by approximately $3.6 million for fiscal 1995 from $14.4 million for fiscal 1994 to $10.8 million for fiscal 1995. In addition, gross profit margins improved to 47% for fiscal 1995 from 40% for fiscal 1994, helping to offset reduced sales volumes.

     Net sales decreased by 26% from $30.6 million for fiscal 1994 to $22.5 million for fiscal 1995. Same-store net sales decreased by 24% from $27.4 million for fiscal 1994 to $20.7 million for fiscal 1995. The decrease was attributable to the reduction and/or elimination of certain merchandise lines which contributed significant sales, but which did not meet the Company's objectives for gross margin return on investment. The same-store sales comparison is based on the fifteen retail stores which had been in operation for at least twelve months at the beginning of fiscal year 1995.

     Gross profit decreased from approximately $12.4 million for fiscal 1994 to approximately $10.6 million for fiscal 1995. Gross margin (gross profit as a percentage of net sales), however, increased to 47% for fiscal 1995 from 40% for fiscal 1994. The decline in gross profit was due to the decrease in net sales, while the substantial improvement in gross margin was achieved by sharply reducing losses on green goods inventories - a direct result of the Company's merchandise procurement budget process adopted for fiscal 1995.

     Operating expenses decreased by 29% to approximately $6.3 million for fiscal 1995 from approximately $8.9 million for fiscal 1994. The decrease was attributable to the Company's program to reduce fixed expenses, including a new labor budget system which directly ties payroll expenses (the largest individual component of operating expenses) to current sales volumes.

     Occupancy expenses increased by 4% to approximately $3.0 million for fiscal 1995 from approximately $2.9 million for fiscal 1994. The increase was attributable to the sale-leasebacks in the fall of 1994 of two retail store locations, one in September 1994, and another in December 1994, partially offset by the closing of one retail store location in December 1994.

     Advertising expenses decreased by 46% to approximately $1.1 million for fiscal 1995 from approximately $1.9 million for fiscal 1994. The decrease was primarily the result of eliminating most of the fees and commissions associated with the Company's advertising programs and reducing the number and size of exposures in all media used.

     The special credit of approximately $0.4 million recorded in fiscal 1995 relates to the reduction of certain accrued expenses related to the closing of one retail store location in December 1994 to the lesser amounts expected to be incurred. [See Note 14 to Financial Statements]

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows provided by operating activities totaled $498,000 for fiscal 1996, an improvement from cash flows used for operations totaling $886,000 for fiscal 1995. During fiscal 1996, the Company maintained fairly flat inventory and accounts payable levels compared to fiscal 1995, whereas in fiscal 1995 the Company sold-down on excessive inventory levels, and liquidated the associated trade accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows provided by investing activities totaled $667,000 for fiscal 1996, as compared to $1,148,000 for fiscal 1995. During fiscal 1996, the Company sold its corporate office building and certain other assets, receiving proceeds of $888,000. The Company also invested $221,000 in property and equipment in fiscal 1996, mainly to remodel all sixteen retail stores. During fiscal 1995, the Company sold one retail store location in a sale-leaseback transaction for approximately $1.2 million, liquidating the related long-term debt of approximately $0.9 million, and had only insignificant additions to property and equipment.

     The Company has no current plans to construct additional nurseries in the Dallas or Fort Worth markets. Some nurseries may be relocated as their leases expire.

     In August 1996 the Company sold its executive office building and moved into leased office space. [See "Properties" in Item 2]

     In December 1996 the Company purchased one retail store location that had previously been leased. [See Note 15 to Financial Statements.]

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows provided by financing activities totaled $147,000 for fiscal 1996, as compared to $964,000 for fiscal 1995. The Company raised these funds by issuance of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan ("Stock Purchase Plan"). There was no long-term debt in fiscal 1996. For fiscal 1995, the Company used $864,000 to retire the long-term debt associated with one retail store location which was sold and leased back. In addition, the Company raised $179,000 by issuance of common stock to the Stock Purchase Plan. [See Note 11 to Financial Statements]

     Management believes that the Company has adequate capital resources and liquidity to meet its working capital needs through the slower selling season leading up to the spring of 1997.

SEASONALITY

     The Company's business is seasonal. Sales and net income are typically highest during the third fiscal quarter, which includes the spring selling season - the period during which most gardening is done in the Dallas-Fort Worth area. Gardening activity in the Dallas-Fort Worth area usually declines after July 1, and sales remain relatively low throughout the summer season. Sales are typically lowest during the fourth fiscal quarter, which includes the summer season. The Company typically incurs higher net losses during the first fiscal quarter, since profit margins on Christmas merchandise are lower than on the Company's typical merchandise. The second fiscal quarter is somewhat dependent on weather patterns in a particular year, with an earlier start to warmer spring weather tending to increase sales and net income.

     The following table sets forth the Company's unaudited selected financial data (amounts in thousands, except for percentages):

============================================================================================
                                                     Quarter Ended (unaudited)
============================================================================================
                                          December 31   March 31   June 30   September 30
                                          -----------   --------   -------   ------------
--------------------------------------------------------------------------------------------
FISCAL YEAR ENDED SEPTEMBER 30, 1996:
-------------------------------------
Net sales

Amount for each quarter                        $4,164     $4,223   $12,347         $3,225

Quarter as a percentage of the entire
 year                                              17%        18%       52%            13%

Net income (loss)

Amount for each quarter                         ($915)     ($752)   $2,686          ($818)

FISCAL YEAR ENDED SEPTEMBER 30, 1995:
-------------------------------------
Net sales

Amount for each quarter                        $3,904     $4,399   $10,783         $3,441

Quarter as a percentage of the entire
 year                                              17%        20%       48%            15%

Net income (loss)
Amount for each quarter                       ($1,137)     ($674)   $2,286          ($319)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:                   Page
--------------------------------------------------------                    ----
FINANCIAL STATEMENTS:

        Report of Independent Accountants - Coopers & Lybrand L.L.P.         F-1

        Balance Sheets - September 30, 1996 and 1995                         F-2

        Statements of Operations - Years Ended September 30, 1996, 1995
          and 1994                                                           F-3

        Statements of Cash Flows - Years Ended September 30, 1996, 1995
          and 1994                                                           F-4

        Statements of Shareholders' Equity - Years Ended September 30,
          1996, 1995 and 1994                                                F-5

        Notes to Financial Statements                                        F-6

FINANCIAL STATEMENT SCHEDULES

                                                                        Schedule
                                                                        --------
     2    Valuation and Qualifying Accounts                                  S-1
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with regard to executive officers is included in Part I of this Report. The other information required by this item is incorporated by reference from the Company's definitive Proxy Statement for 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:          Page
                                                                        ----

 (1) Financial Statements:

     Report of Independent Accountants - Coopers & Lybrand L.L.P.        F-1

     Balance Sheets - September 30, 1996 and 1995                        F-2

     Statements of Operations - Years Ended September 30, 1996, 1995
        and 1994                                                         F-3

     Statements of Cash Flows - Years Ended September 30, 1996, 1995
        and 1994                                                         F-4

     Statements of Shareholders' Equity - Years Ended September 30,
        1996, 1995 and 1994                                              F-5

     Notes to Financial Statements                                       F-6

 (2) Financial Statement Schedules:

                                                                       Schedule
                                                                       --------
     2  Valuation and Qualifying Accounts                                S-1

(3)  Exhibits:
     Exhibit No.    Description
     ----------     -----------

     (3)    (a) Restated Articles of Incorporation of the Registrant. (Exhibit
                  (3)(a))/1/
            (b) Form of Bylaws of the Registrant. (Exhibit (3(b))/1/
            (c) Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))/1/

     (4)    (a) Specimen Stock Certificate. (Exhibit (4)(a)/1/
            (b) Form of Shareholder Rights Plan. (Exhibit (4)(b)/1/
     (10)   (a) Form of Employment Agreement dated July 3, 1991 between the
                  Registrant and James C. Estill. (Exhibit (10)(a))/1/


            (b) Form of Employment Agreement dated July 3 , 1991 between the
                  Registrant and John T. Cosby. (Exhibit (10)(b))/1/
            (c) Form of Employment Agreement dated July 3, 1991 between the
                  Registrant and John S. Peters. (Exhibit (10)(c))/1/
            (d) (Left blank intentionally.)
            (e) Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g))/1/
            (f) Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and John S. Peters. (Exhibit (10)(h))/1/

            (g) Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and each of Robert (10)(i))/1/ E. Glaze and Dr. Stanley Block. (Exhibit
            (j) Management Profit Sharing Bonus Plan for Fiscal Year Ending
                  September 30, 1997. /5/
            (k) Product Line Management Profit Sharing Bonus Plan for Fiscal
                  Year Ending September 30, 1997. /5/
            (l) Store Management Compensation Plan for Fiscal Year Ending
                  September 30, 1997. /5/
            (m) Extension of Employment Agreement between the Registrant and
                  James C. Estill dated July 2, 1996 (Exhibit (10)(m))/4/
            (n) Extension of Employment Agreement between the Registrant and
                  John T. Cosby dated July 2, 1996 (Exhibit (10)(n))/4/
            (o) Extension of Employment Agreement between the Registrant and
                  John S. Peters dated July 2, 1996 (Exhibit (10)(o))/4/

  Exhibit No.  Description
  -----------  -----------

  (23)   (d) Consent of Coopers & Lybrand L.L.P./5/
  (27)   (a) Financial Data Schedule./5/

  (99)   (a) Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28)) /2/
  (99)   (b) Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit (10)(d))
              /1/
  (99)   (c) Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors (Exhibit (28)) /3/

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

     ---------------------------------------------------------------------------
     1 Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.

     2 Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.

     3 Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.

     4 Incorporated by reference to Amendment No. 1 to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.

     5   Filed herewith.
     ---------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CALLOWAY'S NURSERY, INC.

                                    By:
                                       /s/ James C. Estill
                                    ______________________________
                                    James C. Estill, President and
                                    Chief Executive Officer

                                      /s/ Daniel G. Reynolds
                                    ______________________________
                                    Daniel G. Reynolds, Vice President
                                    and Chief Financial Officer

                                    Dated: December 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the company and in the capacities and on the dates indicated.

          NAME                            TITLE                 DATE

/s/ James C. Estill
___________________________            Director            December 20, 1996
James C. Estill

/s/ John T. Cosby
___________________________            Director            December 20, 1996
John T. Cosby

/s/ John S. Peters
___________________________            Director            December 20, 1996
John S. Peters

/s/ Robert E. Glaze
___________________________            Director            December 20, 1996
Robert E. Glaze

/s/ Dr. Stanley Block
___________________________            Director            December 20, 1996
Dr. Stanley Block

                       Report of Independent Accountants



The Board of Directors and Stockholders
Calloway's Nursery, Inc.

We have audited the financial statements and the financial statement schedule of Calloway's Nursery, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Fort Worth, Texas

November 11, 1996

                            CALLOWAY'S NURSERY, INC.
                                 BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     ASSETS

                                          September 30,   September 30,
                                              1996            1995
                                         --------------  ---------------
Cash and cash equivalents                      $ 2,358         $ 1,046
Accounts receivable                                132              55
Inventories                                        985             996
Prepaids and other assets                           86              81
Property and equipment held for sale, net           --           3,124
                                               --------        --------
  Total current assets                           3,561           5,302
Property and equipment, net                      3,947           1,630
Goodwill, net of accumulated amortization
of $908,000 and $800,000, respectively           1,282           1,390
Other assets                                        73              95
                                               --------        --------
  Total assets                                 $ 8,863         $ 8,417
                                               ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $ 1,454         $ 1,369
Accrued expenses                                   634             659
                                               --------        --------
  Total current liabilities                      2,088           2,028
Deferred rent payable                            1,169           1,131
                                               --------        --------
  Total liabilities                              3,257           3,159
                                               --------        --------
Commitments
Shareholders' equity:
Voting convertible preferred stock; par value
 $.625 per share; 3,200,000 shares
 authorized; no shares issued or outstanding        --              --
Preferred stock; par value $.01 per share;
 10,000,000 shares authorized; no shares
 issued or outstanding                              --              --
Common stock; par value $.01 per share;
 30,000,000 shares authorized; 5,392,474 and
 5,204,456 shares issued, respectively;
 5,142,474 and 4,954,456 shares outstanding,
 respectively                                       54              52
Additional paid-in capital                       8,252           8,107
Accumulated deficit                             (1,304)         (1,505)
                                               --------        --------
                                                 7,002           6,654
Less: treasury stock, at cost (250,000
 shares)                                        (1,396)         (1,396)
                                               --------        --------
  Total shareholders' equity                     5,606           5,258
                                               --------        --------
  Total liabilities and shareholders'
   equity                                      $ 8,863         $ 8,417
                                               ========        ========

   The accompanying notes are an integral part of these financial statements.

                            CALLOWAY'S NURSERY, INC.
                            STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Year Ended             Year Ended            Year Ended
                                          September 30,          September 30,        September 30,
                                               1996                  1995                  1994
                                          -------------          --------------       --------------
Net sales                                    $ 23,959                $ 22,527             $ 30,595
Cost of goods sold                             12,748                  11,935               18,219
                                          -------------          --------------      ---------------

Gross profit                                   11,211                  10,592               12,376
Operating expenses                              6,750                   6,301                8,859
Occupancy expenses                              2,937                   2,978                2,873
Advertising expenses                            1,149                   1,054                1,942
Special charges (credits)                          --                    (366)               2,074
Other (net)                                       147                     441                  738
                                          -------------          --------------      ---------------
Total expenses                                 10,983                  10,408               16,486
                                          -------------          --------------      ---------------
Income (loss) before income taxes                 228                     184               (4,110)
Provision for income taxes                         27                      28                   --
                                          -------------          --------------      ---------------
Net income (loss)                            $    201                $    156              ($4,110)
                                          =============          ==============      ===============

Weighted average number of common
 shares                                         5,047                   4,870                4,755
                                          -------------          --------------      ---------------
Net income (loss) per common share
                                                $0.04                   $0.03               ($0.86)
                                          =============          ==============      ===============

   The accompanying notes are an integral part of these financial statements.

                            CALLOWAY'S NURSERY, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                       Year Ended          Year Ended          Year Ended
                                                      September 30,       September 30,       September 30,
                                                          1996               1995                1994
                                                      ------------        ------------        -------------
Cash flows from operating activities:
  Net income (loss)                                         $  201             $   156              ($4,110)
  Adjustments to reconcile net income
   (loss) to net cash used for operating activities
        Depreciation and                                       421                 485                  596
        amortization
        Special charges (credits)                               --                (366)               2,074
        Gains on property sales                               (167)                 --                   --
        (Increase) decrease in:
          Accounts receivable                                  (77)                (15)                 105
          Inventories                                           11                 582                  645
          Prepaid expenses and
            other assets                                        20                 269                  318
        Increase (decrease) in:
          Accounts payable                                      85              (1,941)                  58
          Accrued expenses                                     (34)               (176)                (196)
          Deferred rent payable                                 38                 120                  104
                                                      --------------      --------------      ---------------
  Net cash flows provided by (used for) operating
   activities                                                  498                (886)                (406)
                                                      --------------      --------------      ---------------
Cash flows from investing activities:
  Additions to property and equipment                         (221)                (17)                (293)
  Proceeds from property sales                                 888               1,164                1,490
  Other                                                         --                   1                   --
                                                      --------------      ---------------     ---------------
    Net cash flows provided by
     investing activities                                      667               1,148                1,197
                                                      --------------      ---------------     ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       147                 179                   59
  Payable to bank                                               --                (279)                 279
  Net advances (repayments) of debt                             --                (864)              (3,531)
                                                      --------------      ---------------     ---------------
    Net cash flows provided by (used
     for) financing activities                                 147                (964)              (3,193)
                                                      --------------      ---------------     ---------------


Net increase (decrease) in cash and
 cash equivalents                                            1,312                (702)              (2,402)


Cash and cash equivalents at beginning of period             1,046               1,748                4,150
                                                      --------------      ---------------     ---------------

Cash and cash equivalents at end of period                 $ 2,358             $ 1,046             $  1,748
                                                      ==============      ==============      ===============


Supplemental disclosure of cash flow information:

  Cash paid (received) during the period for:

       Interest                                                  3                  53                  234
       Income taxes                                             --                (290)                (288)

   The accompanying notes are an integral part of these financial statements.

                            CALLOWAY'S NURSERY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                   Additional       Retained
                                           Common Stock              Paid-in        Earnings      Treasury
                                        Shares       Amount          Capital       (Deficit)        Stock         Total
                                        -------------------       -------------    ---------      ---------     ----------
Balance as of September 30, 1993         5,000         $50               7,871      $  2,449         $(1,396)     $ 8,974
Issuance of common stock                    44          --                  59            --              --           59
Net loss                                    --          --                  --        (4,110)             --       (4,110)
                                        -------     -------        ------------     ---------       ---------    ---------
Balance as of September 30, 1994         5,044          50               7,930        (1,661)         (1,396)       4,923
Issuance of common stock                   160           2                 177            --              --          179
Net income                                  --          --                  --           156              --          156
                                        -------     -------        ------------     ---------       ---------    ---------
Balance as of September 30, 1995         5,204          52               8,107        (1,505)         (1,396)       5,258
Issuance of common stock                   188           2                 145            --                          147
Net income                                  --          --                  --           201              --          201
                                        -------     -------        ------------     ---------       ---------    ---------
Balance as of September 30, 1996         5,392         $54              $8,252       ($1,304)        $(1,396)     $ 5,606
                                        =======     =======        ============     =========       =========    =========

   The accompanying notes are an integral part of these financial statements.

                           CALLOWAY'S NURSERY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

     Calloway's Nursery, Inc. (the "Company") is engaged in the retail nursery business. The Company opened its first three nurseries in April 1987. As of September 30, 1996, the Company was operating sixteen retail nurseries in the Dallas-Fort Worth area.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     Revenue recognition - The Company recognizes revenue when the customer takes possession of the merchandise.

     Inventories - Inventories are stated at the lower of cost or market, with cost being determined principally on a first-in, first-out basis.

     Property and equipment - Property and equipment are capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the lease term. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation and amortization are removed from the accounts and any resultant gain or loss is included in operating results. The useful lives for purposes of calculating depreciation and amortization are as follows:

       Leasehold improvements              Term of lease
       Land improvements                   15 years
       Buildings                           33 years
       Furniture and fixtures              5 years
       Vehicles                            3 years

     Property held for sale - Land and structures currently being offered for sale are classified separately from property and equipment. These properties are currently carried at depreciated cost, not to exceed net realizable value. Disposal is expected to occur within one year. Properties held for sale, which remain in use, are being depreciated over their remaining useful lives.

     Pre-opening expenses - Pre-opening expenses, which consist primarily of labor, supplies and occupancy costs incurred prior to each new nursery's opening and promotional costs incurred during the grand opening period, are expensed as incurred.

     Earnings per share - Net income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

     Income taxes - In February 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 mandates the liability method of computing deferred income taxes. One of the principal differences from the deferred method is that changes in tax rates and laws are reflected in income from continuing operations in the period such changes are enacted; under the deferred method such changes were reflected over time, if at all.

     Intangibles - Effective August 1988, the Company recorded goodwill in the amount of $2,471,000 as a result of "push-down" accounting used to record a significant change in ownership as of that date. Goodwill has been reduced by the tax benefit of $281,000 related to the utilization of preacquisition net operating loss carryforwards for the year ended January 27, 1991. No retroactive restatement of the Company's financial statements related to adjustment of goodwill amortization is reflected in the accompanying financial statements since the effect of such adjustments would not be material to the financial statements of the Company. Goodwill is being amortized on a straight-line basis over 20 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by considering factors such as expected future operating income, current operating results, and other economic factors. Management believes no impairment has occurred.

     Cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Recent Accounting Pronouncements - The Company sponsors a stock-based compensation plan for its employees and directors. The Company currently applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation. Adoption of the cost recognition provisions of SFAS 123 is optional and, if the Company decides not to elect the recognition provisions of SFAS 123, the Company will nevertheless be required to provide footnoted pro forma disclosures to the Company's financial statements. These pro forma disclosures would show the effect on the Company's earnings and earnings per share as if the Company adopted the cost recognition provisions of SFAS 123. The effective date of the disclosure provisions of SFAS 123 is, for the Company, the close of the Company's fiscal year ending September 30, 1997.

     To date, the Company has not decided whether to elect the cost recognition provisions or the pro forma disclosure provision of SFAS 123. Although the Company is currently considering this election, the Company expects to adopt only the pro forma disclosure provisions of SFAS 123 and to continue accounting for its stock-based plan under APB Opinion 25.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is currently evaluating SFAS 121. However, management does not believe that it will have a material impact in the Company's financial position, operations or liquidity.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of the following (amounts in thousands):

                                                 September 30,  September 30,
                                                     1996           1995
                                                     ----           ----
     Money market fund with an annualized
      yield of 5.25% as of  September 30, 1996       $ 2,138         $  772
     Demand deposit accounts                             203            258
     Petty cash                                           17             16
                                                      ------         ------
                                                      $2,358         $1,046
                                                      ======         ======

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (amounts in thousands):


                                                 September 30,   September 30,
                                                     1996            1995
                                                     ----            ----
     Land                                           $ 1,746         $    --
     Land improvements                                  369             165
     Leasehold improvements                             658             640
     Buildings                                        1,369             852
     Furniture, fixtures and equipment                1,444           1,248
     Vehicles                                           334             347
                                                    -------         -------
                                                      5,920           3,252
     Less: accumulated depreciation and amortization (1,973)         (1,622)
                                                    -------         -------
                                                    $ 3,947         $ 1,630
                                                    =======         =======

     Property held for sale in the amount of $2,467 (net of accumulated depreciation of $103) was reclassified to property and equipment during fiscal year 1996.

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following (amounts in thousands):

                                        September 30,  September 30,
                                            1996           1995
                                            ----           ----
     Accrued salaries and related taxes     $ 101          $  67
     Accrued bonuses                           59             61
     Accrued property taxes                   318            366
     Accrued sales and use taxes               93             92
     Other                                     63             73
                                            -----          -----
                                            $ 634          $ 659
                                            =====          =====

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

     As of September 30, 1994, the Company had a real estate note payable to a financial institution with an outstanding balance of $864,000, $96,000 of which was classified as current, and $768,000 of which was classified as long-term. On December 2, 1994, the Company retired in full the remaining outstanding balance of this real estate note payable with proceeds of a sale-leaseback transaction on the underlying real property (see Note 14).

     In September 1995 the Company entered into a revolving line of credit arrangement with a bank which matures on April 1, 1997, and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement the Company's seasonal working capital needs. No amounts were outstanding under the line of credit at September 30, 1996 or 1995.

NOTE 7 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1996, the Company has net operating loss carryforwards of $1,700,000 for income tax purposes which will expire in 2009 and 2010 if not used.

     Components of the provision for income taxes before extraordinary item consist of the following (amounts in thousands):

                               Year Ended       Year Ended       Year Ended
                              September 30,    September 30,    September 30,
                                  1996             1995              1994
                              -------------    -------------    -------------
Current (benefit) expense:
     Federal                          $--               $28           $(605)
     State                             --                --              --
                              -------------    -------------    -------------
     Total current                     --                28            (605)
                              -------------    -------------    -------------


Deferred (benefit) expense:
     Federal                           27                --             605
     State                             --                --              --
                              -------------    -------------    -------------
     Total deferred                    27                --             605
                              -------------    -------------    -------------

                              -------------    -------------    -------------
Total provision                       $27               $28           $  --
                              =============    =============    =============

     The differences between the Company's effective tax rate and the federal statutory tax rate of 34% for the fiscal years ended September 30, 1996, 1995 and 1994 relate primarily to goodwill amortization, which is not deductible for tax purposes. The following is an analysis of such differences (amounts in thousands):

                                                      Year Ended        Year Ended          Year Ended
                                                     September 30,     September 30,       September 30,
                                                               ---               ---                 ---
                                                         1996              1995                1994
                                                         ----              ----                ----
Income tax expense
 (benefit) at statutory rate                               $  78              $ 53               $(1,397)
State income tax, net of federal benefit                      --                 8                    --
Amortization of goodwill                                      37                37                    37
Tax-exempt interest income                                    --               (10)                 (119)
Other, net                                                    26                 3                   (13)
Valuation allowance                                         (114)              (63)                1,492
                                                           -----              ----                ------
Total income tax expense (benefit)                         $  27              $ 28                $   --
                                                           =====              ====                ======
Effective tax rate                                            12%               15%                   --

     Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows (amounts in thousands):

                                          September 30,           September 30,
                                                    ---                     ---
                                               1996                   1995
                                               ----                   ----
Deferred tax liabilities:
  Depreciation                                      $(9)                   $(3)
                                         ----------------         --------------
  Total deferred tax liabilities                     (9)                    (3)
                                         ----------------         --------------
Deferred tax assets:
  Deferred rent                                     432                    373
  Inventory costs capitalized for tax purposes       24                     23
  Net operating loss carryforward                   659                    778
  AMT credit carryforward                            27                     27
  Assets marked to market                           203                    206
  Other                                              13                     59
                                         ----------------         --------------
  Total deferred tax assets                       1,358                  1,466

Less: valuation allowance                        (1,315)                (1,429)
                                         ----------------         --------------
Net deferred tax asset                              $34                    $34
                                         ================         ==============

NOTE 8 - SHAREHOLDERS' EQUITY

     During 1995 and 1996, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 11), receiving proceeds as follows:

                               Year Ended      Year Ended
                              September 30,   September 30,
                                 1996             1995
                              -------------   -------------
Number of shares issued          188,018          160,539
Proceeds                        $147,000         $179,000

NOTE 9 - COMMON STOCK PURCHASE RIGHTS

     Effective July 1991, the Company adopted a shareholder rights plan ("Rights Plan") that entitles each registered shareholder to one common share purchase right ("Right") per common share held. The Rights attach to all certificates representing outstanding shares of common stock; no separate Rights certificates have been distributed. The terms of the Rights Plan provide that in the event of an unapproved tender to acquire 20 percent or more of the Company's common stock, the Right holders, except as noted below, can purchase common stock at 50% of the then current market price. The Rights Plan also provides that all Rights held by parties to the unapproved tender shall be null and void; thus, such party can not participate in the discounted purchase of common stock. The Rights are redeemable at any time at $.01 per Right.

NOTE 10 - STOCK OPTION PLANS

     In May 1991, the Company's Board of Directors and shareholders adopted its 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan permits the granting of incentive stock options to key employees and non-qualified stock options to employees and non-employee directors. The 1991 Plan is administered by the Compensation Committee of the Board of Directors, which consists of two directors who are not employed by the Company. The exercise price for options granted under the 1991 Plan may not be less than the fair market value of the common stock on the date of grant, as determined by the Compensation Committee. An aggregate of 650,000 shares of common stock have been reserved for issuance under the 1991 Plan.

     Options are exercisable during the period specified in each option agreement, although no expiration date may be later than ten years after the date of grant. Options may be exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee.

     In July 1991, the Company granted non-qualified options to two non-employee directors upon each such person's initial election to the Board of Directors. Each such option entitles the director to purchase 3,500 shares of Common Stock at $6.125 per share. Each such option is immediately exercisable and terminates on the tenth anniversary of the date of grant.

     In July 1991, the Company also granted options to purchase 450,000 shares at $6.375 per share to management and employees of the Company. One-half of each such option became exercisable on the first anniversary of date of grant and the other half became exercisable on the second anniversary. The options terminate on the tenth anniversary of the date of grant.

     In November 1993, the Company granted options to purchase 89,600 shares at $2.25 per share to employees of the Company (none of whom are executive officers). Each such option is immediately exercisable and terminates on the tenth anniversary of the date of grant.

     During 1995, the Company cancelled all options previously granted to employees under the Stock Option Plan, and granted options to purchase 642,800 shares at $1.00 - $1.1875 per share to employees of the Company. Each such option is immediately exercisable and terminates on the tenth anniversary of the date of grant.

     In May 1995, the Company's Board of Directors adopted its 1995 Stock Option Plan for Independent Directors (the "1995 Plan"). The 1995 Plan provides for the granting of non-qualified stock options to non-employee directors on a formula basis. The exercise price for options granted under the Plan may not be less than the fair market value of the common stock on the date of grant. An aggregate of 25,000 shares of common stock have been reserved for issuance under the 1995 Plan. Options are exercisable pursuant to a predetermined vesting schedule, and remain in effect for a ten year period from the date of the grant.

     In May 1995, the Company granted non-qualified options to two non-employee directors. Each such option entitles the director to purchase 5,000 shares of Common Stock at $1.00 per share. Each such option is exercisable in accordance with the terms of the 1996 Plan and terminates on the tenth anniversary of the date of grant.

     Substantially all options under the two aforementioned stock option plans remain outstanding.

NOTE 11 - STOCK PURCHASE PLAN

     In February 1992, the Company's Board of Directors and shareholders adopted a Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is designed to provide employees and directors with the opportunity to acquire ownership interest in the Company and thereby provide those who will be responsible for the continued growth of the Company with a more direct concern about its welfare and a common interest with the Company's other stockholders. The Stock Purchase Plan is not subject to the Employee Retirement Income Security Act of 1974.

     All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services.

NOTE 12 - INDEMNITY AGREEMENTS

     The Company has entered into indemnity agreements with members of the Board which, to the extent permitted under applicable law, indemnify such persons against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of actions brought against them by reason of the fact that they are or were directors or officers of the Company or assumed certain responsibilities while directing the Company.

     In addition, the indemnity agreements between two officers of the Company and the Company provide additional indemnification for all liabilities and expenses in respect of certain lease obligations of the Company that have been personally guaranteed by such officers. If the Company fails to indemnify either of the officers as required in the indemnity agreement or if either of these officers are terminated for any reason as an employee of the Company, the Company will provide the terminated officer with one or more bank letters of credit to cover an aggregate of $4,000,000 of such liability; however, the Company shall not be obligated to provide letters of credit aggregating more than $4,000,000 to these two officers.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of September 30, 1996 the Company leased fourteen retail store locations under noncancellable operating leases. The leases expire in various years through 2012. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

     Future minimum lease payments under noncancellable operating leases as of September 30, 1996 are as follows (amounts in thousands):

     Fiscal Year Ending
     ------------------
           1997                    $  2,263
           1998                       2,066
           1999                       1,825
           2000                       1,880
           2001                       1,927
           Thereafter                 9,036
                                   --------
                                   $ 18,997
                                   ========

     Rental expense for operating leases during the fiscal years ended September 30, 1996, 1995 and 1994 were approximately $2.3 million, $2.1 million, and $2.3 million, respectively.

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

     In December 1996 the Company purchased one retail store location that had previously been leased. [See Note 15.]

NOTE 14 - SPECIAL CHARGES (CREDITS)

     During the fourth quarter of fiscal 1994, the Company recorded write-downs of certain property and equipment held for sale, certain property and equipment for a store closure, and inventories related to certain merchandise lines that were discontinued to the lower of cost or market. These write-downs, which aggregated $2,074,000 and are reflected as a special charge in the accompanying statements of operations for 1994, include $516,000 to write-down property and equipment and to accrue expenses for the closing of one store; $908,000 to write-down inventories related to merchandise lines that are being discontinued to the lower of cost or market; $650,000 for write-downs of three store locations that have been or are expected to be sold and leased-back, in order to reflect on the Company's books the amounts expected to be realized from sale of these assets.

     During the fourth quarter of fiscal 1995, the Company settled substantially all of its obligations related to the closed store location. A credit of $366,000 was recorded, reflecting the reversal of certain accruals which are no longer required. Such credit is reflected as a special credit in the accompanying statements of operations for 1995.

NOTE 15 - SUBSEQUENT EVENT

     In December 1996 the Company purchased one retail store location that had previously been leased. The purchase was financed with a long-term note payable to a financial institution for $560,000. The lease on the property was to expire in 2007, and required minimum lease payments of $125,000 annually.

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

     Amounts (except share data) are expressed in thousands:

                                 First Quarter       Second Quarter      Third Quarter       Fourth Quarter
                               ------------------  ------------------  ------------------  ------------------
                                 1996      1995      1996      1995      1996      1995      1996      1995
                               --------  --------  --------  --------  --------  --------  --------  --------
Net sales                       $4,164   $ 3,904    $4,223    $4,399    $12,347   $10,783   $3,225    $3,441
Gross profit                     1,878     1,654     1,932     1,946      6,069     5,430    1,332     1,562
Net income (loss)               $ (915)  $(1,137)   $ (752)   $ (674)   $ 2,686   $ 2,286   $ (818)   $ (319)
Net income (loss) per share     $ (.18)  $  (.24)   $ (.15)   $ (.14)   $   .53   $   .47   $ (.16)   $ (.06)

                            CALLOWAY'S NURSERY, INC.
                                   SCHEDULE 2
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

              Column A                   Column B    Column C    Column D   Column E
              --------                   --------    --------    --------   --------
                                          Balance at  Additions                Balance
                                          Beginning   Charged to               at End
              Description                 of Period    Expense    Deductions  of Period
              -----------                 ----------  ----------  ----------  ---------
Fiscal year ended September 30, 1994:

Valuation allowance -                       $  -0-      $1,492        $-0-     $1,492
 deferred tax asset

Fiscal year ended September 30, 1995:

Valuation allowance -                       $1,492      $  -0-        $ 63     $1,429
 deferred tax asset

Fiscal year ended September 30, 1996:

Valuation allowance -                       $1,429      $  -0-        $114     $1,315
 deferred tax asset

                            CALLOWAY'S NURSERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1996

                               INDEX TO EXHIBITS

                                                                   Sequentially
                                                                     Numbered
 Exhibit No.    Description                                           Page
--------------  ------------                                          ----
(3)       (a)   Restated Articles of Incorporation of the Registrant.
                 (Exhibit (3)(a))/1/

          (b)   Form of Bylaws of the Registrant. (Exhibit (3(b))/1/

          (c)   Amendment to Bylaws Adopted on May 19, 1993. (Exhibit
                 (3(c))/1/

          (a)   Specimen Stock Certificate. (Exhibit (4)(a)/1/

          (b)   Form of Shareholder Rights Plan. (Exhibit (4)(b)/1/

(10)      (a)   Form of Employment Agreement dated July 3 , 1991 between
                 the Registrant and James C. Estill. (Exhibit (10)(a))
                 /1/

          (b) Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit (10)(b))/1/

          (c) Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(c))
                 /1/

          (d)   (Left blank intentionally.)

          (e) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T.
                 Cosby. (Exhibit (10)(g))/1/

          (f) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(h))
                 /1/

          (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr.
                 Stanley Block. (Exhibit (10)(i))/1/

          (j)   Management Profit Sharing Bonus Plan for Fiscal Year
                 Ending September 30, 1997. /5/

          (k)   Product Line Management Profit Sharing Bonus Plan for
                 Fiscal Year Ending September 30, 1997. /5/

          (l)   Store Management Compensation Plan for Fiscal Year
                 Ending September 30, 1997. /5/

          (m) Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996 (Exhibit
                 (10)(m))/4/

          (n) Extension of Employment Agreement between the Registrant and John T. Cosby dated July 2, 1996 (Exhibit (10)(n))
                 /4/

          (o) Extension of Employment Agreement between the Registrant and John S. Peters dated July 2, 1996 (Exhibit
                 (10)(o))/4/

                            CALLOWAY'S NURSERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1996

                               INDEX TO EXHIBITS

                                                                 Sequentially
                                                                   Numbered
 Exhibit No.    Description                                          Page
 -----------    -----------                                          ----
(23)     (d)    Consent of Coopers & Lybrand L.L.P./5/
(27)     (a)    Financial Data Schedule./5/

(99)     (a)    Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit
                 (28)) /2/

         (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan
                 (Exhibit (10)(d)) /1/

         (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for
                 Independent Directors (Exhibit (28)) /3/

________________________________________________________________________________

1 Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange
  Commission and effective June 26, 1991.


2 Incorporated by reference to the Exhibit shown in parenthesis to Registration
  Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.

3 Incorporated by reference to the Exhibit shown in parenthesis to the Company's
  Form 10-K Report for the fiscal year ended September 30, 1995.

4 Incorporated by reference to Amendment No. 1 to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.

5 Filed herewith.
________________________________________________________________________________