Form 10-Q
period 1996-12-31
CALLOWAYS NURSERY INC
filed 1997-02-07
CIK 874759

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1996

                       Commission File No. 0-19305

                         CALLOWAY'S NURSERY, INC.
            (Exact name of registrant as specified in its charter)

              	Texas                                75-2092519
   	(State or other jurisdiction of	               (IRS Employer
   	incorporation or organization)	            Identification Number)

                           4200 Airport Freeway
                      Fort Worth, Texas  76117-6200
                                817.222.1122
          (Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X 	NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  		Shares Outstanding as
                    	Title                           of February 7, 1997
	Common Stock, par value $.01 per share	                   5,211,062

                          CALLOWAY'S NURSERY, INC.
                                 FORM 10-Q
                             DECEMBER 31, 1996

PART I - FINANCIAL INFORMATION	                                   Page
	Item 1

  	Index to Financial Statements

    	Condensed Balance Sheets                                      	3

    	Condensed Statements of Operations	                            4

    	Condensed Statements of Cash Flows	                            5

    	Notes to Condensed Financial Statements	                       6

	Item 2

    	Management's Discussion and Analysis of
    	 Financial Condition and Results of Operations	                7

PART II - OTHER INFORMATION

	Items 1-6                                                        	10

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                                  CALLOWAY'S NURSERY, INC.
                           CONDENSED BALANCE SHEETS (UNAUDITED)
                           (In thousands, except share amounts)

                                        ASSETS

                                                  December 31,       September 30,
                                                    1996                1996
Cash and cash equivalents                           $2,325             $ 2,358
Accounts receivable                                     39                 132
Inventories                                            406                 985
Prepaids and other assets                               57                  86
	Total current assets                                2,827               3,561
Property and equipment, net                          4,553               3,947
Goodwill, net                                        1,254               1,282
Other assets                                            71                  73
	Total assets                                      $ 8,705             $ 8,863

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                   $ 1,583             $ 1,454
Accrued expenses                                       805                 634
Current portion of long-term debt                       35                  --
	Total current liabilities                           2,423               2,088
Deferred rent payable                                1,182               1,169
Long-term debt, net of current portion                 527                  --
	Total liabilities                                   4,132               3,257
Commitments
Shareholders equity:
Voting convertible preferred stock; par value $.625
per share; 3,200,000 shares authorized; no shares
issued or outstanding                                   --                  --
Preferred stock; par value $.01 per share; 10,000,000
shares authorized; no shares issued or
outstanding	                                            --                  --
Common stock; par value $.01 per share; 30,000,000
shares authorized; 5,448,520 and 5,392,474 shares
issued, respectively, 5,198,520 and 5,142,474
shares outstanding, respectively                        54                  54

Additional paid-in capital                           8,302               8,252
Accumulated deficit                                 (2,387)             (1,304)
                                                     5,969               7,002
Less: Treasury stock, at cost (250,000 shares)      (1,396)             (1,396)
	Total shareholders' equity                          4,573               5,606
		Total liabilities and shareholders' equity       $ 8,705             $ 8,863

                           CALLOWAY'S NURSERY, INC.
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
              (amounts in thousands, except per share amounts)

                                                    	Three Months Ended
	                                                      December 31

                                                     1996               1995
Net sales                                         $  4,261            $  4,164
Cost of goods sold                                   2,488               2,286
Gross profit                                         1,773               1,878

Operating expenses                                   1,681               1,708
Occupancy expenses                                     762                 692
Advertising expenses                                   344                 295
Other, net                                              69                  98
Total expenses                                       2,856               2,793
Loss before provision for income taxes              (1,083)               (915)
Provision for income taxes                              --                  --
Net loss                                          $ (1,083)             $ (915)

Net loss per common share                           ($0.21)             ($0.19)
Weighted average number of common
shares outstanding                                   5,167               4,977

                          CALLOWAY'S NURSERY, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
	                                                       Three Months Ended
	                                                          December 31,

                                                      1996               1995
Cash flows from operating activities:
  Net income                                       $ (1,083)             $(915)
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                        98                113
  Net change in operating assets and liabilities      1,016                765

    Net cash provided by (used for) operating
    activities                                           31                (37)


Cash flows from investing activities:
  Additions to property and equipment                  (676)               (12)

    Net cash (used for) investing activities           (676)               (12)


Cash flows from financing activities:
  Proceeds from issuance of common stock                 50                 45
  Net advances of debt                                  562                 --

    Net cash provided by financing activities           612                 45

Net decrease in cash and cash equivalents               (33)                (4)

Cash and cash equivalents at beginning of period      2,358              1,046

Cash and cash equivalents at end of period          $ 2,325            $ 1,042

                           CALLOWAY'S NURSERY, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

	The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at December 31, 1996, and the results of operations and cash flows for the three-month periods ended December 31, 1996 and 1995 have been made. Such adjustments are of a normal recurring nature.

	Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 1996 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1997.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended September 30, 1996 included in the Company's Form 10-K.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

General

	The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that they bear to net sales of the Company
(amounts in thousands):

                                                  Quarter Ended December 31,
                                                  1996                1995

                                             Amount      %       Amount      %
Net sales                                     4,261    100%      $4,164    100%
Gross profit                                  1,773     42        1,878     45
Operating expenses                            1,681     39        1,708     41
Occupancy expenses                              762     18          692     17
Advertising expenses                            344      8          295      7
Other, net                                       69      2           98      2
Total expenses                                2,856     67        2,793     67
Loss before provision for income taxes       (1,083)   (25)        (915)   (22)
Provision for income taxes (benefit)             --     --           --     --
Net loss                                    $(1,083)  (25%)       ($915)   (22%)

Quarter Ended December 31, 1996 Compared with Quarter Ended December 31, 1995

	The Company implemented a new merchandising practice of requiring that merchandise be sold-out at the end of its "selling season" as opposed to carrying excess merchandise into future seasons. This is a more realistic approach; however, since it is a different practice from prior years, it led to a recorded net loss that was larger in the quarter ended December 31, 1996 than in the comparable quarter one year ago. The Company believes that this new practice has and will continue to lead to a positive consumer response to a fresher and more timely merchandise selection.

	Net sales increased by 2% to $4,261,000 for the quarter ended December 31, 1996 from $4,164,000 for the quarter ended December 31, 1995. The improved sales were primarily generated by Christmas merchandise, where the Company's efforts to improve merchandise quality and the related in-store visual marketing met with favorable results.

	Gross profit decreased by 6% from $1,878,000 for the quarter ended December 31,
1995 to $1,773,000 for the quarter ended December 31, 1996. Gross margins declined to 42% for the quarter ended December 31, 1996 from 45% for the quarter ended December 31, 1995. The decreases were a result of the aforementioned change in merchandising practice, rather than a reflection of weakness in the Company's fall and Christmas merchandise programs.

	Operating expenses decreased by 2% from $1,708,000 for the quarter ended December 31, 1995 to $1,681,000 for the quarter ended December 31, 1996 primarily due to lower costs of operating the corporate office. The Company sold its corporate office building in August 1996 and now operates from leased office space.

	Occupancy expenses increased by 10% from $692,000 for the quarter ended December 31, 1995 to $762,000 for the quarter ended December 31, 1996. The increase primarily resulted from changes in the computation of deferred rent expenses for certain leases recorded during the quarter ended December 31, 1995 which reduced occupancy expenses for that period. No such adjustments were made in the quarter ended December 31, 1996.

	Advertising expenses increased by 17% from $295,000 for the quarter ended December 31, 1995 to $344,000 for the quarter ended December 31, 1996. The increase was primarily due to increased costs associated with the Company's in-store visual marketing programs.

	Other (net) expenses decreased by 30% from $98,000 for the quarter ended December 31, 1995 to $69,000 for the quarter ended December 31, 1996 due to increased net income on consistently larger cash balances.

Capital Resources and Liquidity

	Cash flows provided by operating activities improved to $31,000 for the quarter ended December 31, 1996 from $37,000 in cash flows used for operating activities for the quarter ended December 31, 1995. The improvement was reflective of the fact that, even though a larger net loss was recorded for the quarter ended December 31, 1996, it was directly related to the aforementioned change in merchandising practices related to inventory, and not to weakness in the Company's core business operations.

	In December 1996 the Company purchased one retail store location that had previously been leased. The purchase was financed with a long-term note payable to a financial institution for $560,000. The lease on the property was to expire in 2007, and required minimum lease payments of $125,000 annually.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings.

	None.

Item 2. Changes in Securities.

	None.

Item 3. Defaults Upon Senior Securities.

	None.

Item 4. Submission of Matters to a Vote of Security Holders.

	None.

Item 5. Other Information.

	None.

Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits:

		None.

	(b) Reports on Form 8-K:

None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the u ndersigned thereunto duly authorized.

Dated: February 7, 1997

			CALLOWAY'S NURSERY, INC.



			By /s/ James C. Estill
			James C. Estill, President and
			Chief Executive Officer


			By /s/ Daniel G. Reynolds
			Daniel G. Reynolds, Vice President
			and Chief Financial Officer