Form 10-Q
period 1997-03-31
CALLOWAYS NURSERY INC
filed 1997-04-24
CIK 874759

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                   YES X	NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                        Shares Outstanding as
Title	                                                    of April 14, 1997

Common Stock, par value $.01 per share	                       5,253,284

                         CALLOWAY'S NURSERY, INC.

                                FORM 10-Q

                              MARCH 31, 1997

PART I - FINANCIAL INFORMATION	                                  Page

Item 1
Index to Financial Statements

   Condensed Consolidated Balance Sheets	                          3

   Condensed Consolidated Statements of Operations	                4

   Condensed Consolidated Statements of Cash Flows	                5

   Notes to Condensed Consolidated Financial Statements	           6

Item 2

   Management's Discussion and Analysis of
    Financial Condition and Results of Operations	                 7

PART II - OTHER INFORMATION

Items 1-6	                                                         10

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                          CALLOWAY'S NURSERY, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (In thousands, except share amounts)

                               ASSETS

	                                                  March 31,       September 30,
                                                     1997              1996
Cash and cash equivalents	                         $ 2,826		          $ 2,358
Accounts receivable	                                   611		              132
Inventories	                                         1,912              		985
Prepaids and other assets	                              29		               86
	Total current assets	                               5,378            		3,561
Property and equipment, net	                         4,687		            3,947
Goodwill, net	                                       1,227		            1,282
Other assets	                                           71		               73
	Total assets	                                    $ 11,363		          $ 8,863

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	                                  $ 4,431		          $ 1,454
Accrued expenses	                                      675		              634
Current portion of long-term debt	                      35		               --
	Total current liabilities	                          5,141		            2,088
Deferred rent payable	                               1,196		            1,169
Long-term debt, net of current portion	                519		               --
	Total liabilities	                                  6,856		            3,257
Commitments
Shareholders equity:
Voting convertible preferred stock; par value $.625
 per share; 3,200,000 shares authorized; no shares
 issued or outstanding	                                 --		               --
Preferred stock; par value $.01 per share; 10,000,000
 shares authorized; no shares issued or
 outstanding		                                          --		               --
Common stock; par value $.01 per share; 30,000,000
shares authorized; 5,503,284 and 5,392,474 shares
issued, respectively, 5,253,284 and 5,142,474
shares outstanding, respectively	                       55		               54
Additional paid-in capital	                          8,343		            8,252
Accumulated deficit	                                (2,495)		          (1,304)
	                                                    5,903		            7,002
Less: Treasury stock, at cost (250,000 shares)	     (1,396)		          (1,396)
	Total shareholders' equity	                         4,507		            5,606
		Total liabilities and shareholders' equity	     $ 11,363		          $ 8,863
                      CALLOWAY'S NURSERY, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (amounts in thousands, except per share amounts)

	                                         Three Months Ended	 Six Months Ended
	                                               March 31	         March 31
	                                            1997		     1996		 1997		     1996

Net sales	                                 $5,303		   $4,223	$9,564		   $8,387
Cost of goods sold	                         2,642		    2,291		5,130		    4,577
Gross profit	                               2,661		    1,932		4,434		    3,810
Operating expenses	                         1,646		    1,555		3,327		    3,263
Occupancy expenses	                           736		      743		1,498		    1,435
Advertising expenses	                         284		      276		  628		      571
Other, net	                                   103		      110	  	172	      	208
Total expenses	                             2,769		    2,684 	5,625    		5,477
Loss before provision for income
 taxes	                                      (108)		    (752)(1,191)  		(1,667)

Provision for income taxes	                    --       		--		   --		       --

Net loss	                                  ($ 108)		  ($ 752)($1,191)		 ($1,667)


Net loss per common share	                  ($.02)		   ($.15)		($.23)		  ($.33)

Weighted average number of
 common shares outstanding	                 5,222		    5,015		 5,195	    4,997

                          CALLOWAY'S NURSERY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)
	                                                         Six Months Ended
	                                                             March 31,
	                                                          1997		       1996
Cash flows from operating activities:
   Net income	                                         $ (1,191)		$   ($1,667)
   Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
     Depreciation and amortization	                         197		         223
   Net change in operating assets and liabilities	        1,698         		700

     Net cash provided by (used for) operating
      activities 	                                          704        		(744)

Cash flows from investing activities:
   Additions to property and equipment	                    (882)		        (51)

      Net cash (used for) investing activities	            (882)		        (51)

Cash flows from financing activities:
   Proceeds from issuance of common stock	                   92		          61
   Net borrowings of debt	                                  554	 	         --

      Net cash provided by financing activities	            646		          61

Net increase (decrease) in cash and cash equivalents	       468		        (734)

Cash and cash equivalents at beginning of period	         2,358		       1,046

Cash and cash equivalents at end of period	             $ 2,826		      $  312
                         CALLOWAY'S NURSERY, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

	The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at March 31, 1997, and the results of operations and cash flows for the six-month and three-month periods ended March 31, 1997 and 1996 have been made. Such adjustments are of a normal recurring nature.

	Because of seasonal and other factors, the results of operations for the six-month and three-month periods ended March 31, 1997 and cash flows for the six-month period ended March 31, 1997 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1997.

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

2. Recent Accounting Pronouncements

	In February 1997 the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS
128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share ("APB 15"), and make them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common that then shared in the earnings of the entity.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB
15.  SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  SFAS 128 is effective for financial statements issued for periods ending after December 15,
1997, including interim periods; earlier application is not permitted.  SFAS requires restatement of all prior-period EPS data presented.  The Company is currently evaluating SFAS 128; however, management does not believe that SFAS
128 will have a material impact on the financial statements of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

General

	The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that they bear to net sales of the Company (amounts in thousands):

                        	Three Months Ended March 31,	Six Months Ended March 31,
	                          1997	          1996	        1997	             1996
	                        Amount	   %	   Amount   	%	 Amount 	  %  	  Amount	  %
Net sales	                5,303	 100	    4,223	 100	  9,564	 100	    8,387 	100
Gross profit	             2,662	  50	    1,932	  46	  4,434	  46	    3,810 	 45
Operating expenses	       1,646	  31	    1,555	  37	  3,327	  35	    3,263 	 39
Occupancy expenses	         736	  14	      743	  17	  1,498	  16	    1,435 	 17
Advertising expenses	       284	   5	      276	   7	    628	   7	      571 	  7
Other, net	                 103	   2	      110	   3	    172	   2	      208 	  2
Total expenses	           2,769	  52	    2,684	  64	  5,625	  59	    5,477 	 65
Loss before provision for
 income taxes	             (108)	 (2)	    (752)	(18)	(1,191)	(13)	  (1,667) (20)
Provision for income taxes 	 --	  --	       --  	--     	--	  --	       --	  --
Net loss                  	(108)	 (2)	    (752)	(18)	(1,191)	(13)  	(1,667)	(20)

Quarter Ended March 31, 1997 Compared with Quarter Ended March 31, 1996

	The Company recorded an 86% improvement in net operating results on a 26% sales gain.

	Net sales increased by 26% to $5,303,000 for the quarter ended March 31, 1997 from $4,223,000 for the quarter ended March 31, 1996. Early-season demand for garden products in the Dallas-Fort Worth market was strong, and consumers responded favorably to the Company's enhanced selection of merchandise more effectively displayed in its remodeled and updated retail stores.

	Gross profit improved by 38% from $1,931,000 for the quarter ended March 31,
1996 to $2,661,000 for the quarter ended March 31, 1997. Gross margins rose to
50% for the quarter ended March 31, 1997 from 46% for the quarter ended
March 31, 1996. The increases were a result of execution of the Company's merchandising programs, which provide fresh inventory to the Company's retail stores based on actual rates of sale, and have been demonstrated to improve gross margins by reducing stock loss.

	Operating expenses increased by 6% from $1,555,000 for the quarter ended March 31, 1996 to $1,646,000 for the quarter ended March 31, 1997, primarily due to increased payroll expenses to maintain strong customer service for the increased traffic in the Company's retail stores. The 6% increase was much smaller than the corresponding increase in sales; therefore, operating expenses as a percentage of sales dropped from 37% for the quarter ended March 31, 1996 to 31% for the quarter ended March 31, 1997.

	Occupancy expenses decreased by 1% from $743,000 for the quarter ended March 31, 1996 to $736,000 for the quarter ended March 31, 1997. The decrease primarily resulted from the December 1996 purchase by the Company of one retail store location that had previously been leased.

	Advertising expenses increased by 1% from $276,000 for the quarter ended March 31, 1996 to $284,000 for the quarter ended March 31, 1997. The increase was primarily due to increased costs associated with the Company's in-store visual marketing programs.

	Other (net) expenses decreased by 7% from $110,000 for the quarter ended March 31, 1996 to $103,000 for the quarter ended March 31, 1997. Interest expense on the mortgage related to the December 1996 purchase of one retail store location that had previously been leased was offset by increased net interest income on generally larger cash balances in 1997 than in 1996. Also, the Company recorded slightly lower depreciation expense for the three months ended March 31, 1996 than for the three months ended March 31, 1997.

Six Months Ended March 31, 1997 Compared with Six Months Ended March 31, 1996

	The Company reduced its year-to-date net loss by $476,000, or 29% on a 14% sales improvement.

	Net sales increased by 14% to $9,563,000 for the six months ended
March 31, 1997 from $8,387,000 for the six months ended March 31, 1996. Early-season demand for garden products in the Dallas-Fort Worth market was strong, and consumers responded favorably to the Company's enhanced selection of merchandise displayed in its remodeled and updated retail stores. Improved sales were also generated by Christmas merchandise, where the Company's efforts to improve merchandise quality and the related in-store visual marketing met with favorable results for that season.

	Gross profit increased by 16% from $3,809,000 for the six months ended March 31, 1996 to $4,432,000 for the six months ended March 31, 1997. Gross margins improved to 46% for the six months ended March 31, 1997 from 45% for the six months ended March 31, 1996. The increases were a result of execution of the Company's merchandising programs, which provide fresh inventory to the Company's retail stores based on actual rates of sale, and have been demonstrated to improve gross margins by reducing stock loss.

 Operating expenses increased by 2% from $3,263 for the six months ended
March 31, 1996 to $3,327,000 for the six months ended March 31, 1997 primarily due to increased payroll expenses to maintain strong customer service for the increased traffic in the Company's retail stores. The 2% increase was much smaller than the corresponding increase in sales; therefore, operating expenses as a percentage of sales dropped from 39% for the six months ended March 31, 1996 to 35% for the six months ended March 31, 1997.

	Occupancy expenses increased by 4% from $1,435,000 for the six months ended
March 31, 1996 to $1,498,000 for the six months ended March 31, 1997. The increase primarily resulted from changes in the computation of deferred rent expenses for certain leases recorded during the six months ended March 31, 1996 which reduced occupancy expenses for that period. No such adjustments were made in the six months ended March 31, 1997.

	Advertising expenses increased by 7% from $571,000 for the six months ended
March 31, 1996 to $628,000 for the six months ended March 31, 1997. The increase was primarily due to increased costs associated with the Company's in-store visual marketing programs.

	Other (net) expenses decreased by 17% from $208,000 for the six months ended
March 31, 1996 to $172,000 for the six months ended March 31, 1997 due to increased net income on consistently larger cash balances. Interest expense on the mortgage related to the December 1996 purchase of one retail store location that had previously been leased was offset by increased net interest income on generally larger cash balances in 1997 than in 1996. Also, the Company recorded slightly lower depreciation expense for the six months ended March 31, 1996 than for the six months ended March 31, 1997.

Capital Resources and Liquidity

	Cash flows provided by operating activities improved to $704,000 for the six months ended March 31, 1997 from $744,000 in cash flows used for operating activities for the six months ended March 31, 1996. The improvement was a result of the substantially improved operating results combined with continued careful management of the Company's inventories.

	In December 1996 the Company purchased one retail store location that had previously been leased. The purchase was financed with a long-term note payable to a financial institution for $562,000. The lease on the property was to expire in 2007, and the minimum lease payments were $125,000 annually.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings.

  	None.

Item 2. Changes in Securities.

  	None.

Item 3. Defaults Upon Senior Securities.

  	None.

Item 4. Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of the shareholders of the Company was held on February 12,
1997. The voting results at that meeting were as follows:

     Election of Directors:
	            Nominee	            For	        Withheld	     Broker Non-Votes
	        James C. Estill	     4,398,685      	81,920	            -0-
	        John T. Cosby	       4,400,085	      80,520	            -0-
	        John S. Peters	      4,400,085	      80,520	            -0-
	        Robert E. Glaze	     4,400,685	      79,920	            -0-
	        Dr. Stanley Block	   4,399,916	      80,689	            -0-

     Approval of Calloway's Nursery, Inc. 1996 Stock Option Plan:
	            For	              Against	      Abstain	      Broker Non-Votes
	         4,223,863	          136,852	        25,010	            -0-

     Appointment of Coopers & Lybrand, LLP as auditors for fiscal year 1997:
	            For	              Against	      Abstain	      Broker Non-Votes
	         4,439,389	           25,160	        16,056	            -0-

Item 5. Other Information.

   	None.

Item 6. Exhibits and Reports on Form 8-K.

   	(a) Exhibits:

      		None.

   	(b) Reports on Form 8-K:

        None.
                                    SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated: April 23, 1997

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