Form 10-Q
period 1997-06-30
CALLOWAYS NURSERY INC
filed 1997-08-14
CIK 874759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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

                                  YES X 	NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                               		Shares Outstanding as
	            Title                               	of August 14, 1997

	Common Stock, par value $.01 per share	               5,298,452

                           CALLOWAY'S NURSERY, INC.

                                 FORM 10-Q

                               JUNE 30, 1997

PART I - FINANCIAL INFORMATION	                                Page

 Item 1

	Index to Financial Statements

	     Condensed Consolidated Balance Sheets	                     3

	     Condensed Consolidated Statements of Operations	           4

     	Condensed Consolidated Statements of Cash Flows	           5

     	Notes to Condensed Consolidated Financial Statements	      6

	Item 2

     	Management's Discussion and Analysis of
	      Financial Condition and Results of Operations	            8

PART II - OTHER INFORMATION

	Items 1-6	                                                      12

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                          CALLOWAY'S NURSERY, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except share amounts)

                                 ASSETS

                                                June 30,           September 30,
                                                 1997                  1996
Cash and cash equivalents                        $ 6,462               $ 2,358
Accounts receivable                                  184                   132
Inventories                                        1,095                   985
Prepaids and other assets                             26                    86
	   Total current assets                           7,767                 3,561
Property and equipment, net                        4,733                 3,947
Goodwill, net                                      1,200                 1,282
Other assets                                          91                    73
	   Total assets                                $ 13,791               $ 8,863

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                 $ 3,843               $ 1,454
Accrued expenses                                   1,102                   634
Current portion of long-term debt                     38                    --
	   Total current liabilities                      4,983                 2,088
Deferred rent payable                              1,071                 1,169
Long-term debt, net of current portion               507                    --
	   Total liabilities                              6,561                 3,257
Commitments
Shareholders equity:
 Voting convertible preferred stock; par
 value $.625 per share; 3,200,000 shares
 authorized; no shares issued or outstanding          --                    --
Preferred stock; par value $.01 per share;
 10,000,000 shares authorized; no shares
 issued or outstanding	                               --                    --
Common stock; par value $.01 per share;
 30,000,000 shares authorized; 5,548,452
 and 5,392,474 shares issued, respectively;
 5,298,452 and 5,142,474 shares outstanding,
 respectively                                         55                    54
Additional paid-in capital                         8,377                 8,252
Retained earnings (accumulated deficit)              194                (1,304)
                                                   8,626                 7,002
Less: Treasury stock, at cost (250,000 shares)    (1,396)               (1,396)
	Total shareholders' equity                        7,230                 5,606
		Total liabilities and shareholders' equity    $ 13,791               $ 8,863

                          CALLOWAY'S NURSERY, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (amounts in thousands, except per share amounts)

                                      	Three Months Ended	     Nine months Ended
                                            June 30	                 June 30
                                      1997           1996      1997        1996

Net sales                          $13,108        $12,347   $22,672     $20,734

Cost of goods sold                   6,854          6,278    11,984      10,856

Gross profit                         6,254          6,069    10,688       9,878

Operating expenses                   2,454          2,143     5,781       5,406

Occupancy expenses                     583            760     2,081       2,195

Advertising expenses                   510            431     1,138       1,002

Other, net                              18             48       190         256

Total expenses                       3,565          3,382     9,190       8,859

Income before provision for income
 taxes                               2,689          2,687     1,498       1,019

Provision for income taxes              --             --        --          --

Net income                         $ 2,689       $  2,687  $  1,498    $  1,019




Net income per common share           $.51           $.53      $.29        $.20
Weighted average number of
 common shares outstanding           5,276          5,068     5,222       5,020


                            CALLOWAY'S NURSERY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
	                                                       Nine months Ended
	                                                           June 30,
                                                       1997           1996
Cash flows from operating activities:
  Net income                                       $  1,498       $  1,019
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                        291            324
  Net change in operating assets and liabilities      2,639          1,920

   Net cash provided by operating activities          4,428          3,263


Cash flows from investing activities:
  Additions to property and equipment                  (996)           (64)

   Net cash (used for) investing activities            (996)           (64)


Cash flows from financing activities:

  Proceeds from issuance of common stock                127            119
  Payable to bank                                        --            524
  Net borrowings of debt                                545             --

   Net cash provided by financing activities            672            643

Net increase in cash and cash equivalents             4,104          3,842

Cash and cash equivalents at beginning of period      2,358          1,046

Cash and cash equivalents at end of period          $ 6,462       $  4,888

                         CALLOWAY'S NURSERY, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

	The interim consolidated financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at June 30, 1997, and the results of operations and cash flows for the nine-month and three-month periods ended June 30, 1997 and 1996 have been made. Such adjustments are of a normal recurring nature.
	Because of seasonal and other factors, the results of operations for the three-
month and nine-month periods ended June 30, 1997 and cash flows for the nine-
month period ended June 30, 1997 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30,
1997.

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


3. Line of Credit Arrangement

	In April 1997 the Company extended its revolving line of credit arrangement with a bank until April 1, 1998. Terms and conditions of the extended arrangement are substantially identical to the previous arrangement. No amounts were outstanding under the line of credit at June 30, 1997.

4. Subsequent Events

	In July 1997 a wholly-owned subsidiary of the Company entered into a loan arrangement with a financial institution, receiving proceeds of approximately $1,000,000. The loan is collateralized by one retail store location owned by such subsidiary, and requires payments of approximately $120,000 annually for fifteen years.

	In July 1997 the Company acquired an established wholesale nursery production facility near Tyler, Texas. The purchase was financed, in part, by a $345,000 loan from a financial institution. The loan is collateralized by the acquired property, and requires payments of approximately $50,000 annually for ten years.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

General

	The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that they bear to net sales of the Company (amounts in thousands):


                     Three Months Ended June 30,      Nine Months Ended June 30,

                          1997          1996            1997           1996

                     Amount    %    Amount   %     Amount   %     Amount    %
Net sales            13,108  100    12,347 100     22,672 100     20,734  100
Gross profit          6,254   48     6,069  49     10,688  47      9,878   48
Operating expenses    2,454   19     2,143  17      5,781  25      5,406   26
Occupancy expenses      583    4       760   6      2,081   9      2,195   11
Advertising expenses    510    4       431   4      1,138   5      1,002    5
Other, net               18   --        48  --        190   1        256    1
Total expenses        3,565   27     3,382  27      9,190  40      8,859   43
Income before provision
for income taxes      2,689   21     2,687  22      1,498   7      1,019    5
Provision for income
taxes                    --   --        --  --         --  --         --   --
Net income            2,689   21     2,687  22      1,498   7      1,019    5

Quarter Ended June 30, 1997 Compared with Quarter Ended June 30, 1996

	Net sales increased by 6% to $13,108,000 for the quarter ended June 30, 1997 from $12,347,000 for the quarter ended June 30, 1996. Consumers responded favorably to the Company's:

   * Enhanced selection of merchandise;
   * Remodeled and updated retail stores;
   * Special "10th Anniversary" promotion featuring dozens of new product introductions.

	Gross profit improved by 3% from $6,069,000 for the quarter ended June 30, 1996 to $6,254,000 for the quarter ended June 30, 1997. Gross margins declined slightly to 48% for the quarter ended June 30, 1997 from 49% for the quarter ended June 30, 1996. The slight gross margin decrease was expected, and resulted primarily from the Company's new merchandising practice, implemented during the first quarter of fiscal 1997, of requiring that merchandise be sold-out at the end of its "selling season" as opposed to carrying excess merchandise into future seasons. The effect of this approach was partially offset by continued
improvement in the Company's ability to reduce stock loss using its proprietary merchandise planning and replenishment programs.

	Operating expenses increased by 15% from $2,143,000 for the quarter ended June 30, 1996 to $2,454,000 for the quarter ended June 30, 1997. The increase was due to higher payroll expenses to enhance customer service for the increased traffic in the Company's retail stores, and to accrual of bonuses, to be paid after year-end, rewarding store and corporate management personnel for the substantial improvement in year-over-year profitability.

	Occupancy expenses decreased by 23% from $760,000 for the quarter ended June 30, 1996 to $583,000 for the quarter ended June 30, 1997. The Company negotiated reduction in rents for certain of the Company's retail store locations. The rent reductions mean that accruals for future rent increases required by Statement of Financial Accounting Standards No. 13 "Accounting for Leases" for such stores are no longer needed. The accumulated accruals of $138,000 for those two stores were eliminated during the quarter ended June 30, 1997.

	Advertising expenses increased by 18% from $431,000 for the quarter ended June
30, 1996 to $510,000 for the quarter ended June 30, 1997. The increase was primarily due to increased costs of advertising in local newspapers.

	Other (net) expenses decreased by 60% from $48,000 for the quarter ended June 30, 1996 to $18,000 for the quarter ended June 30, 1997. The reduction was primarily the result of increased interest income on higher cash balances in 1997 than the same period in 1996.


Nine months Ended June 30, 1997 Compared with Nine months Ended June 30, 1996

	The Company improved net income by $479,000, or 47%, on a sales increase of
$1,938,000, or 9%.

	Net sales increased by 9% to $22,672,000 for the nine months ended June 30,
1997 from $20,734,000 for the nine months ended June 30, 1996. Early-season demand for garden products in the Dallas-Fort Worth market was strong, and consumers responded favorably to the Company's:

     * Enhanced selection of merchandise;
     * Remodeled and updated retail stores;
     * Special "10th Anniversary" promotion featuring dozens of new product introductions.

	Improved sales were also generated by Christmas merchandise, where the Company's efforts to improve merchandise quality and the related in-store visual marketing met with favorable results for that season.


	Gross profit increased by 8% from $9,878,000 for the nine months ended June 30,
1996 to $10,688,000 for the nine months ended June 30, 1997. Gross margins declined slightly to 47.1% for the nine months ended June 30, 1997 from 47.6%
for the nine months ended June 30, 1996. The slight gross margin decrease was expected, and resulted primarily from the Company's new merchandising practice, implemented during the first quarter of fiscal 1997, of requiring that merchandise be sold-out at the end of its "selling season" as opposed to carrying excess merchandise into future seasons.  The effect of this approach was partially offset by continued improvement in the Company's ability to reduce stock loss using its proprietary merchandise planning and replenishment programs.

	Operating expenses increased by 7% from $5,406,000 for the nine months ended
June 30, 1996 to $5,781,000 for the nine months ended June 30, 1997. The increase was due to higher payroll expenses to enhance customer service for the increased traffic in the Company's retail stores, and to accrual of bonuses, to be paid after year-end, rewarding store and corporate management personnel for the substantial improvement in year-over-year profitability.

	Occupancy expenses decreased by 5% from $2,195,000 for the nine months ended
June 30, 1996 to $2,081,000 for the nine months ended June 30, 1997. The Company negotiated reduction in rents at two of the Company's retail store locations.
The rent reductions mean that accruals for future rent increases required by
Statement of Financial Accounting Standards No. 13 "Accounting for Leases" for
such stores are no longer needed.  The accumulated accruals of $138,000 for those two stores were eliminated during the nine-months ended June 30, 1997.

 Advertising expenses increased by 14% from $1,002,000 for the nine months ended June 30, 1996 to $1,138,000 for the nine months ended June 30, 1997. The increase was primarily due to increased costs of advertising in local newspapers.

	Other (net) expenses decreased by 26% from $256,000 for the nine months ended
June 30, 1996 to $190,000 for the nine months ended June 30, 1997, primarily due to increased interest income on consistently larger cash balances.

Capital Resources and Liquidity

	Cash flows provided by operating activities improved to $4,428,000 for the nine months ended June 30, 1997 from $3,263,000 in cash flows provided by operating activities for the nine months ended June 30, 1996. The improvement was a result of the substantially improved operating results combined with continued careful management of the Company's inventories.

	In December 1996 the Company purchased one retail store location that had previously been leased. The purchase was financed with a long-term note payable to a financial institution for $562,000. The lease on the property was to expire in 2007, and the minimum lease payments were $125,000 annually.

	In April 1997 the Company extended its revolving line of credit arrangement with a bank until April 1, 1998. Terms and conditions of the extended arrangement are substantially identical to the previous arrangement. No amounts were outstanding under the line of credit at June 30, 1997.

	In July 1997 a wholly-owned subsidiary of the Company entered into a loan arrangement with a financial institution, receiving proceeds of approximately $1,000,000. The loan proceeds are expected to be used for business expansion purposes. The loan is collateralized by one retail store location owned by such subsidiary, and requires payments of approximately $120,000 annually for fifteen years.

	In July 1997 the Company acquired an established wholesale nursery production facility near Tyler, Texas. The facility will be used primarily to produce living plants to the company's exacting specifications for sale at its retail store locations in the Dallas-Fort Worth area, to supplement the procurement of merchandise from its existing group of suppliers. The purchase was financed, in part, by a $345,000 mortgage loan from a financial institution. The loan is collateralized by the acquired property, and requires payments of of approximately $50,000 annually for ten years.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings.

	None.

Item 2. Changes in Securities.

	None.

Item 3. Defaults Upon Senior Securities.

	None.

Item 4. Submission of Matters to a Vote of Security Holders.

 None.

Item 5. Other Information.

	None.

Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits:

    		None.

	(b) Reports on Form 8-K:

      On May 20, 1997 the Registrant filed a Form 8-K for the purpose of providing evidence to the Nasdaq Stock Market that the Registrant meets the net tangible assets requirements set forth in Nasdaq Marketplace Rule 4450(a)(5).

                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997

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