Form 10-K
period 1997-09-30
CALLOWAYS NURSERY INC
filed 1997-12-19
CIK 874759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

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

                                YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. [X]

As of December 14, 1997, Registrant had outstanding 5,354,555 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 14, 1997 as reported on the Nasdaq Stock Market, was approximately $7,900,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1998 annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX
                                                                     Page
                                                                   Reference
                                                                   Form 10-K
                                                                   ---------
PART I

  Item 1.     Business                                                     2

  Item 2.     Properties                                                   7

  Item 3.     Legal Proceedings                                            7

  Item 4.     Submission of Matters to a Vote of Security Holders          7

PART II

  Item 5.     Market for Registrant's Common Stock and Related
              Shareholder Matters                                          8

  Item 6.     Selected Financial Data                                      9

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

  Item 8.     Financial Statements and Supplementary Data                 16

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         16

PART III

  Item 10.    Directors and Executive Officers of the Registrant          17

  Item 11.    Executive Compensation                                      17

  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                                  17

  Item 13.    Certain Relationships and Related Transactions              17

PART IV

  Item 14.    Exhibits, Financial Statements and Schedules, and
              Reports on Form 8-K                                         18

PART I
ITEM 1. BUSINESS

GENERAL

     Calloway's Nursery, Inc. ("Calloway's" or "Company"), a Texas corporation, is a leading, specialty retailer of lawn and garden products. The Company presently operates fifteen retail store locations in the Dallas and Fort Worth markets.

STRATEGY

     Calloway's objective is to provide an unmatched retail level of excellence in quality and variety of living plants, and related products. We intend to consistently and dependably provide quality products, information, presentation, and service, at the least comparable cost.

     We offer a wide variety of high quality products in modern, spacious facilities. Each retail store has a similar floorplan and design providing over 60,000 square feet of selling space, approximately one-third of which is covered on a year-round basis.

     All Calloway's retail store managers and support teams bring a mastery of the botanical, horticultural and nursery disciplines to the retail environment that allows us to serve our customers beyond their expectations. We are committed to observe closely the ways of nature, view the wonders of growing plants, and experience the excitement of nurturing them, so that our first-hand knowledge may benefit our customers.

     We are equally committed to providing an exciting retail experience grounded in the application of sound principles of traditional retail, combined with advanced technology developed and applied to ensure an ever-improving level of excellence. We want our customers to seek us out because of our demonstrated ability to dependably provide unequaled enjoyment in their shopping experience.

     We believe that gardening is a creative process, that landscaping adds value to a home, and that gardening provides both pleasant diversion and environmental benefit.

     Calloway's searches for and provides appropriate living plants, and we inform our customers about the care and nurturing of those plants, and the proper use of the related products. We always treat our customers with caring respect, and we guarantee their satisfaction.

     We recognize that we must manage our human and financial resources with great care, so that our Company continues to grow and prosper. Only by operating in a consistently profitable manner, can we sustain our ability to offer unmatched excellence to our customers and career opportunities to our employees.

     Our attitude reflects a real sense of humility, coupled with pride we feel for having forged our Company in difficult economic times. Daily, we earn our position as the finest nursery in every market we serve, Daily, the unique personality of our Company and the spirit of Calloway's people distinguish our efforts. That spirit guides us into the future.

RETAIL STORE LOCATIONS

     We select our retail store locations on the basis of demographic data, traffic patterns and shopping habits. All of Calloway's retail stores are Company-operated. Of the fifteen retail stores, twelve were leased and three were owned as of September 30, 1997.

GROWING FACILITY

     In 1997 our commitment to excellence led us to acquire an established facility for the production of living plants. This growing facility, which we named Miller Plant Farms, enhances our proven ability to consistently and dependably provide our customers with the very best selection of top-quality living plants at the least comparable cost.

MERCHANDISE

     Calloway's sells a wide variety of lawn and garden products at each of its retail stores. Our merchandising programs are designed to promote sales of products having the greatest appeal during a particular season of the year.

     We focus on quality and breadth of selection in bedding plants and nursery stock complemented by soil amendments, fertilizers and other related garden products. The exception is that period between Thanksgiving and Christmas, at which time most sales result from cut and flocked Christmas trees and poinsettias.

     Approximately two-thirds of Calloway's annual sales are derived from living plants, while the remaining one-third are made up of products that primarily relate to the care and feeding of living plants.

     We believe that the living plants we sell do more than provide our customers with decoration: it is a spiritual, as well as physical, buffer against the rush, noise and press of urban life. Living plants are ecologically sound investments: taming the extremes of temperatures, reducing heat, glare and chilly winds; cleansing the air, and replenishing the earth's oxygen.

     We work to maintain balance with our natural habitat by informing our customers so they may use our products in harmony with our habitat. The future will see us leading efforts to encourage the development of our urban environment in ways that allow all the elements to exist in harmony.

SUPPLIERS

     We believe that one of Calloway's competitive advantages is its strong relationships with its suppliers. We purchase most of the living plants we sell, growing the remainder at our wholly-owned Miller Plant Farms growing facility. We do not manufacture any of the related products.

     The production of plants is a fragmented industry. Plant material may be purchased from hundreds of different suppliers, most of which are located within a 150-mile radius of Dallas and Fort Worth allowing us to procure merchandise with relatively short lead times. We work with our suppliers to attain consistency of quality, appropriate service and completeness in selection of plant varieties.

     We offer our customers our own private label products that are manufactured expressly for Calloway's to ensure superior quality.

     Our commitment to our suppliers is guided by the Golden Rule. By treating suppliers fairly and with consideration, we establish trust and develop mutually advantageous relationships. We expect good, competitive prices, but realize our suppliers must make a profit to stay in business and progress alongside us. Through the relationships we establish, we are able to obtain the quality, variety, timely delivery and reasonable prices that allow us to surprise and delight our customers.

ADVERTISING AND MERCHANDISING

     The coordinated efforts of operations, merchandising and advertising management create our advertising programs. Sales promotions are developed on a seasonal basis, and our in-house advertising manager creates and produces substantially all of our advertising.

     Virtually all of Calloway's advertising is done in local newspapers. Calloway's also supports a popular horticultural program on local radio.

     Each Calloway's retail store is arranged to provide maximum exposure to its selection of merchandise using appropriate traffic patterns and seasonally-rotated displays. The retail store management team develops a floor plan in conjunction with our in-store visual marketing department. This plan is designed to provide a rewarding shopping experience.

     Calloway's offers value-added services such as free home delivery.

COMPETITION

     The retail nursery business is highly competitive. Calloway's competes for the loyalty of our customers in the same market with Home Depot, Lowe's, Kmart, Wal-Mart, Wolfe Nursery and a number of grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than Calloway's. Calloway's also competes with many independent nurseries.

EMPLOYEES

     Management believes that Calloway's employees represent a significant competitive advantage for the Company. Nearly one-half of Calloway's full-time employees are either Texas Certified Nursery Professionals or Texas Master Certified Nursery Professionals. Candidates for each such certification must pass comprehensive examinations in plant identification, identification and cure of plant problems, landscaping, as well as retail merchandising and sales. The Master certification includes a week-long intensive course and examination conducted at Texas A&M University in College Station. The Company believes that it employs more of these Texas Master Certified Nursery Professionals than any other organization in the state of Texas.

     At Calloway's, we believe in direct, face-to-face communications. From store to store, we know one another by name, appreciate the work others perform, encourage one another to improve and advance, and take an interest in each other's families. We bring as many involved individuals to the decision-making process as possible. We believe in the spirit of the team and that team's ability to transcend the abilities of any one individual.

     We are committed to seeking out ways to provide every member of the team with the support he or she may need to reach their next level of excellence. Only by encouraging the attainment of higher individual standards can we hope to collectively enjoy the benefits of ever-higher levels of excellence achieved by the team - Calloway's.

     Ours is a wholesome business, offering a physically active workplace, fresh air and the challenges of a fast-paced retail environment. We all share the same fundamental goals, and believe we have a kinship that transcends a typical workplace. We believe in thrift and self-sufficiency, empowering our employees to do their best to achieve the team's objectives, and deliver for our customers at a level unlike any they will find elsewhere.

     We have about 200 full-time employees. During our very busy spring and Christmas seasons, we supplement their efforts with seasonal and part-time employees. Management considers its relations with employees to be good.

SEASONALITY

     See "Seasonality" in Item 7 for a discussion of the seasonality of the Company's business.

INCENTIVE COMPENSATION PROGRAMS

     In recognition of their contributions, all of the Company's retail Store Managers and Assistant Managers, Regional Managers, Merchandise Managers, and the management of Miller Plant Farms are eligible to receive a significant portion of their compensation in the form of bonuses based on financial performance. The annual profit sharing pools are calculated based upon pre-tax profit as a percentage of sales with emphasis upon increases in profit over the previous year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers of the Company.

Name                   Age                    Positions
----                   ---                    ---------
James C. Estill         50       Chairman of the Board, President and Chief
                                 Executive Officer, and Director

John T. Cosby           54       Vice President -- Corporate Development,
                                 Secretary and Director

John S. Peters          46       Vice President -- Operations and Director

David S. Weger          47       Vice President  Merchandising

Daniel G. Reynolds      40       Vice President  Chief Financial Officer

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

     As of September 30, 1997 twelve of the Company's retail stores were leased from unaffiliated parties. [See Note 13 to Financial Statements] Three retail stores were owned by the Company.

     The Company's executive offices are located in an office building in Fort Worth, Texas, and are leased from an unaffiliated party. The Company also leases a warehouse/distribution center in Fort Worth, Texas from an unaffiliated party.

     The Company owns a wholesale nursery production facility near Tyler, Texas. That facility includes approximately 100 greenhouses and approximately 80 acres.

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

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The shares of the Company's common stock have been traded on the Nasdaq Stock Market under the symbol CLWY since June 26, 1991. The following table sets forth the closing price information for each quarter of the most recent five fiscal years:


Fiscal Year 1993                     High                Low              Close
----------------                     ----                ---              -----
  First Quarter                      7.125               5.500             7.125
  Second Quarter                     7.250               5.250             5.375
  Third Quarter                      5.875               3.500             4.375
  Fourth Quarter                     4.500               1.875             3.125
Fiscal Year 1994
----------------
  First Quarter                      3.625               2.250             3.000
  Second Quarter                     3.125               2.313             2.750
  Third Quarter                      3.250               1.750             2.000
  Fourth Quarter                     2.125               1.000             1.500
Fiscal Year 1995
----------------
  First Quarter                      1.625                .750             1.063
  Second Quarter                     1.625                .875             1.313
  Third Quarter                      1.438                .750             1.000
  Fourth Quarter                     1.625                .813             1.156
Fiscal Year 1996
----------------
  First Quarter                      1.219                .625              .750
  Second Quarter                     1.188                .719             1.063
  Third Quarter                      1.125                .719              .875
  Fourth Quarter                     1.188                .813              .938
Fiscal Year 1997
----------------
  First Quarter                      1.063                .719              .750
  Second Quarter                      .938                .688              .813
  Third Quarter                      1.094                .688             1.063
  Fourth Quarter                     1.375               1.000             1.281

     The closing price of the Company's common stock on December 14, 1997, as reported on the Nasdaq Stock Market, was $1.875.

     As of December 14, 1997 there were approximately 329 shareholders of record, and approximately 1,100 beneficial shareholders.

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

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Year Ended          Year Ended           Year Ended           Year Ended        Year Ended
                                       September 30,       September 30,        September 30,        September 30,     September 30,

INCOME STATEMENT DATA                      1997                1996                 1995                 1994              1993
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                  $26,245            $23,959                $22,52             $30,595             $28,233
Gross profit                                12,426             11,211                10,592              12,376              11,875
Gross profit percentage                         47%                47%                   47%                 40%                 42%
Income (loss) before accounting change       1,727                201                   156              (4,110)               (773)
Net income (loss)                           $1,727               $201                  $156             ($4,110)              ($494)
Income (loss) per common share:
Before accounting change                     $0.33              $0.04                 $0.03              ($0.86)             ($0.16)
 Accounting change (1)                          --                 --                    --                   --               0.06
  Net income (loss)                          $0.33              $0.04                 $0.03              ($0.86)             ($0.10)

------------------------------------------------------------------------------------------------------------------------------------
                                       September 30,       September 30,        September 30,        September 30,     September 30,
BALANCE SHEET DATA                         1997                1996                 1995                 1994              1993
------------------------------------------------------------------------------------------------------------------------------------
Working capital                             $3,119             $1,473                $3,301              $3,450                $223
Total assets                                13,111              8,863                 8,417              11,588              18,338
Long-term debt, net of current portion       1,803                 --                    --                 768                 907
Shareholders' equity                        $7,488             $5,606                $5,258              $4,923              $8,974
Number of common shares outstanding          5,332              5,142                 4,954               4,794               4,750
------------------------------------------------------------------------------------------------------------------------------------


(1) Accounting change in the year ended September 30, 1993 related to change in method of accounting for income taxes. See Note 2 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     The information presented below sets forth, for the periods indicated, the relative percentages that certain items derived from the statements of operations bear to net sales of the Company.


                                                              PERCENTAGES OF NET SALES
                                    ----------------------------------------------------------------------------
                                         Year Ended                   Year Ended                   Year Ended
                                    September 30, 1997           September 30, 1996           September 30, 1995
                                    ------------------           ------------------           ------------------
Net sales                                      100%                         100%                         100%
Cost of goods sold                              53                           53                           53
                                    ------------------           ------------------           ------------------
Gross profit                                    47                           47                           47
Operating expenses                              27                           28                           28
Occupancy expenses                              11                           12                           13
Advertising expenses                             5                            5                            5
Special credits                                 --                           --                           (2)
Other, net                                       1                            1                            2
                                    ------------------           ------------------           ------------------
Total expenses                                  44                           46                           46
                                    ------------------           ------------------           ------------------
Income before income taxes                       3                            1                            1
Provision for income taxes (benefit)            (4)                          --                           --
                                    ------------------           ------------------           ------------------
Net income                                       7%                           1%                           1%
                                    ==================           ==================           ==================

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

     The Company recorded net income for fiscal 1997 of $1,727,000, compared to net income of $201,000 for fiscal 1996. Pre-tax operating income increased from $228,000 for fiscal 1996 to $767,000 for fiscal 1997. The improvement in pre-tax operating income resulted from continued sales growth, strong gross margins and expenses that increased at less than the rate of sales growth.

     Net sales increased by just under 10%, from approximately $24.0 million for fiscal 1996 to approximately $26.2 million for fiscal 1997. Same-store sales increased by the same amount, since all store locations have been open for more than one year. The continued growth in sales resulted from:

     . A broader and more consistent selection of living plants and related products, and
     . The "10/th/ Anniversary" promotion featuring the introduction of over 70 new living plant products.

     Gross profit increased from approximately $11.2 million for fiscal 1996 to approximately $12.4 million for fiscal 1997. Gross margin (gross profit as a percentage of net sales) was 47% for the third consecutive year; therefore, the increase in gross profit was a direct result of the growth in sales.

     Operating expenses increased by 9% to approximately $7.3 million for fiscal 1997 from approximately $6.8 million for fiscal 1996. The increase was primarily attributable to the costs associated with the enhanced merchandise mix, special "10/th/ Anniversary" promotion, and continuing to provide outstanding customer service to a larger number of customers.

     Occupancy expenses decreased by 4% to approximately $2.8 million for fiscal 1997 from approximately $2.9 million for fiscal 1996. The decrease was due to renegotiation of certain retail store leases that resulted in lower rent payments and a one-time income statement credit of $113,000, and to the Company's purchase, in December 1996, of one retail store that had previously been leased.

          Advertising expenses increased by 10% to $1,261,000 for fiscal 1997 from $1,149,000 for fiscal 1996. The increase was primarily the result of increased newspaper advertising rates, and to costs associated with the special "10th Anniversary" promotion.

     Other expenses include depreciation and amortization, gains on sales of properties, and net interest expense (income). Other expense increased from $147,000 for fiscal 1996 to $248,000 for fiscal 1997 due to:

     . Gains on sales of properties recognized during fiscal 1996 that did not reoccur in 1997, partially offset by
     . An increase in net interest income resulting from higher levels of available cash during fiscal 1997 compared to fiscal 1996.

     The Company recorded an income tax benefit of $960,000 for fiscal 1997. This credit resulted from (1) utilization of net operating loss carryforwards generated in prior years, and (2) a change in the valuation allowance for deferred tax assets. [See Note 7 to Financial Statements]

     Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance is necessary as of September 30, 1997. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered include the Company's history of increasingly profitable operations, and the availability of its existing Net Operating Loss (NOL) carryforwards which expire in 2009 and 2010.

     The adjustment to the deferred tax asset valuation allowance means that future results of operations will reflect income tax expense or benefits, as appropriate. Due to the existence of valuation allowances for the deferred tax assets, results of operations for the fiscal years ending September 30, 1997, 1996 or 1995 did not include such income tax expense or benefits. Therefore, comparison of future results of operations on an after-tax basis to those of fiscal 1997, 1996 or 1995 will not be meaningful.

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

     Net sales increased by 6% from approximately $22.5 million for fiscal 1995 to approximately $24.0 million for fiscal 1996. Same-store net sales increased by the same amount, since all sixteen locations have been in operation for more than one year. The increase was primarily attributable to favorable consumer response to the Company's new:

     . Merchandising programs, which are designed to consistently offer quality living plants and related products superior to those of its competitors, and its
     . In-store visual marketing programs, designed to improve customer traffic flow and enhance the presentation of Calloway's products.

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

     Other expenses include depreciation and amortization, gains on sales or properties, and net interest expense (income). Other expenses decreased from $441,000 for fiscal 1995 to $147,000 for fiscal 1996 due to:

     . An increase in net interest income resulting from higher levels of available cash, coupled with the absence of any long-term debt, and
     . Gains on sales of properties, and lower depreciation expenses during 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows provided by operating activities totaled $1,320,000 for fiscal 1997, an improvement from cash flows provided by operations totaling $575,000 for fiscal 1996. The increase was primarily attributable to the improvement in pre-tax operating income.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows used by investing activities totaled $1,973,000 for fiscal 1997, compared to cash flows provided by investing activities of $667,000 for fiscal 1996. During fiscal 1997, the Company purchased one retail store that had previously been leased, purchased a wholesale nursery production facility, and purchased computer hardware and software for its next-generation merchandising information system. These investments were partially financed by financial institutions. [See "Cash Flows from Financing Activities"]

     The Company has one new prototype retail store under construction in Fort Worth, Texas. Based, in part, on the results of that new prototype retail store, the Company intends to open additional new retail stores. Also, the Company may, over the next several years, relocate some retail stores as their leases expire.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows provided by financing activities totaled $1,983,000 for fiscal 1997, as compared to $70,000 for fiscal 1996. The Company raised $83,000 by issuance of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan ("Stock Purchase Plan"). [See Note 11 to Financial Statements] In addition, the Company received approximately $1.9 million from long-term financing from financial institutions to (1) acquire one retail store that had previously been leased, (2) acquire a wholesale nursery production facility, and (3) provide funds for other asset acquisitions, including the new prototype retail store currently under construction. [See "Cash Flows from Investing Activities"]

     Management believes that the cash flows from operations and existing lines of credit are sufficient to meet the Company's working capital needs.

     The Company has a credit facility from a financial institution in place for completion of its new prototype retail store under construction in Fort Worth, Texas, and a commitment from that same financial institution to provide permanent financing for that retail store.

SEASONALITY

     The Company's business is seasonal. Sales and net income are typically highest during the third fiscal quarter, which includes the spring selling season the period during which most gardening is done in the Dallas-Fort Worth area. Gardening activity in the Dallas-Fort Worth area usually declines after July 1, and sales remain relatively low throughout the summer season. Sales are typically lowest during the fourth fiscal quarter, which includes the summer season. The Company typically incurs higher net losses during the first fiscal quarter, since profit margins on Christmas merchandise are lower than on the Company's other merchandise. The second fiscal quarter is somewhat dependent on weather patterns in a particular year, with an earlier start to warmer spring weather tending to increase sales and net income.

     The following table sets forth the Company's unaudited selected financial data (amounts in thousands, except for percentages):

-----------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended (unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                             December 31           March 31          June 30           September 30
                                        ---------------------  ----------------  ----------------  --------------------
-----------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED SEPTEMBER 30, 1997:
--------------------------------------
Net sales
Amount for each quarter                             $  4,261            $5,303           $13,108                 $3,573
Quarter as a percentage of the entire
 year                                                     16%               20%               50%                    14%

Net income (loss)
Amount for each quarter                              ($1,083)            ($108)          $ 2,689                 $  229

FISCAL YEAR ENDED SEPTEMBER 30, 1996:
--------------------------------------
Net sales
Amount for each quarter                             $  4,164            $4,223           $12,347                 $3,225
Quarter as a percentage of the entire
 year                                                     17%               18%               52%                    13%

Net income (loss)
Amount for each quarter                                ($915)            ($752)          $ 2,686                  ($818)

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997 the FASB issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, ("APB 15"), and make them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 also requires presentation of both basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128; however, management does not believe that SFAS 128 will have a material impact on the financial statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:                  Page
--------------------------------------------------------                   ----

FINANCIAL STATEMENTS:

   Report of Independent Accountants - Coopers & Lybrand L.L.P.             F-1

   Consolidated Balance Sheets - September 30, 1997 and 1996                F-2

   Consolidated Statements of Operations - Years Ended September 30, 1997,
     1996 and 1995                                                          F-3

   Consolidated Statements of Cash Flows - Years Ended September 30, 1997,
     1996 and 1995                                                          F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
     September 30, 1997, 1996 and 1995                                      F-5

   Notes to Consolidated Financial Statements                               F-6

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with regard to executive officers is included in Part I of this Report. The other information required by this item is incorporated by reference from the Company's definitive Proxy Statement for 1998.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:            Page
                                                                           ----

  (1) Financial Statements:

  Report of Independent Accountants - Coopers & Lybrand L.L.P.              F-1

  Consolidated Balance Sheets - September 30, 1997 and 1996                 F-2

  Consolidated Statements of Operations - Years Ended September 30,
    1997, 1996 and 1995                                                     F-3

  Consolidated Statements of Cash Flows - Years Ended September 30,
    1997, 1996 and 1995                                                     F-4

  Consolidated Statements of Shareholders' Equity - Years Ended
    September 30, 1997, 1996 and 1995                                       F-5

  Notes to Consolidated Financial Statements                                F-6

  (2) Financial Statement Schedules:

                                                                        Schedule
                                                                        --------
  2   Valuation and Qualifying Accounts                                     S-1

  (3)   Exhibits:

Exhibit No.    Description
-----------    -----------
   (3)      (a)  Restated Articles of Incorporation of the Registrant. (Exhibit
                 (3)(a))/1/
            (b)  Form of Bylaws of the Registrant. (Exhibit (3(b))/1/
            (c)  Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))/1/
   (4)      (a)  Specimen Stock Certificate. (Exhibit (4)(a)/1/
            (b)  Form of Shareholder Rights Plan. (Exhibit (4)(b)/1/
   (10)     (a)  Form of Employment Agreement dated July 3, 1991 between the
                 Registrant and James C. Estill. (Exhibit (10)(a))/1/
            (b) Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit (10)(b))/1/
            (c) Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(c))/1/
            (d)  (Left blank intentionally.)
            (e) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g))/1/

Exhibit No.    Description
-----------    -----------
   (10)     (f)  Form of Indemnity Agreement dated July 3, 1991 between the
                 Registrant and John S. Peters. (Exhibit (10)(h))/1/
            (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i))/1/
            (j) Management Profit Sharing Bonus Plan for Fiscal Year Ending September 30, 1998./6/
            (k) Mid-Management Profit Sharing Bonus Plan for Fiscal Year Ending September 30, 1998./6/
            (l) Store Management Compensation Plan for Fiscal Year Ending September 30, 1998./6/
            (m)  Extension of Employment Agreement between the Registrant and
                 James C. Estill dated July 2, 1996 (Exhibit (10)(m))/4/
            (n)  Extension of Employment Agreement between the Registrant and
                 John T. Cosby dated July 2, 1996 (Exhibit (10)(n))/4/
            (o)  Extension of Employment Agreement between the Registrant and
                 John S. Peters dated July 2, 1996 (Exhibit (10)(o))/4/
   (23)     (d)  Consent of Coopers & Lybrand L.L.P./5/
   (27)     (a)  Financial Data Schedule./5/
   (99)     (a)  Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))/2/
   (99)     (b)  Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit
                 (10)(d))/1/
   (99)     (c)  Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
                 Directors (Exhibit (28))/3/
   (99)     (d)  Calloway's Nursery, Inc. 1996 Stock Option Plan (Exhibit A)/5/

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.
--------------------------------------------------------------------------------
          1   Incorporated by reference to the Exhibit shown in parenthesis to
              Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange
              Commission and effective June 26, 1991.
          2   Incorporated by reference to the Exhibit shown in parenthesis to
              Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange
              Commission and effective March 3, 1992.
          3   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September
              30, 1995.
          4   Incorporated by reference to Amendment No. 1 to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.
          5   Incorporate by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of
              Shareholders.
          6   Filed herewith.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CALLOWAY'S NURSERY, INC.

                                    By:

                                    /s/ James C. Estill
                                    -------------------
                                    James C. Estill, President and
                                    Chief Executive Officer


                                    /s/ Daniel G. Reynolds
                                    ----------------------
                                    Daniel G. Reynolds, Vice President and
                                    Chief Financial Officer

                                    Dated: December 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the company and in the capacities and on the dates indicated.

          NAME                    TITLE                DATE


/s/ James C. Estill             Director         December 18, 1997
-------------------
James C. Estill


/s/ John T. Cosby               Director         December 18, 1997
-----------------
John T. Cosby


/s/ John S. Peters              Director         December 18, 1997
------------------
John S. Peters


/s/ Robert E. Glaze             Director         December 18, 1997
-------------------
Robert E. Glaze


/s/ Dr. Stanley Block           Director         December 18, 1997
---------------------
Dr. Stanley Block

                       Report of Independent Accountants

The Board of Directors and Stockholders
Calloway's Nursery, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Calloway's Nursery, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calloway's Nursery, Inc. as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand, L.L.P.
Fort Worth, Texas

November 10, 1997

                           CALLOWAY'S NURSERY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          September 30,               September 30,
                                                               1997                        1996
                                                        ------------------          ------------------
          ASSETS
Cash and cash equivalents                                     $ 3,688                      $2,358
Accounts receivable                                               132                         132
Inventories                                                     1,533                         985
Deferred income taxes                                             428                          --
Prepaids and other assets                                          60                          86
                                                              -------                     -------
  Total current assets                                          5,841                       3,561
Property and equipment, net                                     5,466                       3,947
Goodwill, net of accumulated amortization of
 $1,017,000 and $908,000, respectively                          1,173                       1,282
Deferred income taxes                                             581                          34
Other assets                                                       50                          39
                                                              -------                     -------
  Total assets                                                $13,111                     $ 8,863
                                                              =======                     =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                              $ 1,745                     $ 1,454
Accrued expenses                                                  880                         634
Current portion of long-term debt                                  97                          --
                                                              -------                     -------
  Total current liabilities                                     2,722                       2,088
Deferred rent payable                                           1,098                       1,169
Long-term debt, net of current portion                          1,803                          --
                                                              -------                     -------
  Total liabilities                                             5,623                       3,257
                                                              -------                     -------
Commitments
Shareholders' equity:
Voting convertible preferred stock; par value
 $.625 per share; 3,200,000 shares authorized;
 no shares issued or outstanding                                   --                          --
Preferred stock; par value $.01 per share;
 10,000,000 shares authorized; no shares issued or
 outstanding                                                       --                          --
Common stock; par value $.01 per share;
 30,000,000 shares authorized; 5,582,364 and
 5,392,474 shares issued, respectively; 5,332,364
 and 5,142,474 shares outstanding, respectively                    55                          54
Additional paid-in capital                                      8,406                       8,252
Retained earnings (accumulated deficit)                           423                      (1,304)
                                                              -------                    --------
                                                                8,884                       7,002
Less: treasury stock, at cost (250,000 shares)                 (1,396)                     (1,396)
                                                              -------                    --------
  Total shareholders' equity                                    7,488                       5,606
                                                              -------                    --------
  Total liabilities and shareholders' equity                  $13,111                     $ 8,863
                                                              =======                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CALLOWAY'S NURSERY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Year Ended              Year Ended             Year Ended
                                              September 30,           September 30,          September 30,
                                                  1997                    1996                   1995
                                             --------------          ---------------        ---------------
Net sales                                        $26,245                 $23,959                $22,527
Cost of goods sold                                13,819                  12,748                 11,935
                                                 -------                 -------                -------
Gross profit                                      12,426                  11,211                 10,592
Operating expenses                                 7,334                   6,750                  6,301
Occupancy expenses                                 2,816                   2,937                  2,978
Advertising expenses                               1,261                   1,149                  1,054
Special credits                                       --                      --                   (366)
Other                                                248                     147                    441
                                                 -------                 -------                -------
Total expenses                                    11,659                  10,983                 10,408
                                                 -------                 -------                -------
Income before income taxes                           767                     228                    184
Provision for income taxes (benefit)                (960)                     27                     28
                                                 -------                 -------                -------
Net income                                       $ 1,727                 $   201                $   156
                                                 =======                 =======                =======
Weighted average number of common
 shares                                            5,244                   5,047                  4,870
                                                 -------                 -------                -------
Net income per common share                      $  0.33                 $  0.04                $  0.03
                                                 =======                 =======                =======



  The accompanying notes are an integral part of these consolidated financial statements.

                           CALLOWAY'S NURSERY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                Year Ended              Year Ended              Year Ended
                                                               September 30,           September 30,           September 30,
                                                                   1997                    1996                    1995
                                                              ---------------         ---------------         ---------------
Cash flows from operating activities:
 Net income                                                       $ 1,727                  $  201                 $   156
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities
   Depreciation and amortization                                      381                     421                     485
   Special credits                                                     --                      --                    (366)
   Gains on property sales                                             (1)                   (167)                     --
   Deferred income taxes                                             (975)                     27                      --
   Stock compensation                                                  72                      77                      74
   (Increase) decrease(net of affects from
    acquisition) in:
     Accounts receivable                                               --                     (77)                    (15)
     Inventories                                                     (365)                     11                     582
     Prepaid expenses and other assets                                 15                      (7)                    269
   Increase (decrease) in:
     Accounts payable                                                 291                      85                  (1,941)
     Accrued expenses                                                 246                     (34)                   (176)
     Deferred rent payable                                            (71)                     38                     120
                                                                  -------                  ------                 -------
 Net cash flows provided by (used for) operating
  activities                                                        1,320                     575                    (812)
                                                                  -------                  ------                 -------
Cash flows from investing activities:
 Additions to property and equipment                               (1,216)                   (221)                    (17)
 Purchase of wholesale nursery production facility                   (758)                     --                      --
 Proceeds from property sales                                           1                     888                   1,164
 Other                                                                 --                      --                       1
                                                                  -------                  ------                 -------
  Net cash flows provided by (used for) investing
  activities                                                       (1,973)                    667                   1,148
                                                                  -------                  ------                 -------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                83                      70                     105
 Payable to bank                                                       --                      --                    (279)
 Proceeds from issuance of long-term debt                           1,933                      --                      --
 Repayments of long-term debt                                         (33)                     --                    (864)
                                                                  -------                  ------                 -------
  Net cash flows provided by (used for)
  financing activities                                              1,983                      70                  (1,038)
                                                                  -------                  ------                 -------

Net increase (decrease) in cash and cash equivalents                1,330                   1,312                    (702)

Cash and cash equivalents at beginning of period                    2,358                   1,046                   1,748
                                                                  -------                  ------                 -------

Cash and cash equivalents at end of period                        $ 3,688                  $2,358                 $ 1,046
                                                                  =======                  ======                 =======
Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
  Interest                                                             61                       3                      53
  Income taxes                                                         --                      --                    (290)

  The accompanying notes are an integral part of these consolidated financial statements.

                           CALLOWAY'S NURSERY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)

                                                                     Additional      Retained
                                                 Common Stock      Paid-in Capital   Earnings     Treasury
                                               Shares    Amount       Capital        (Deficit)      Stock      Total
                                             -------------------  ----------------  -----------  ----------  ---------
Balance as of September 30, 1994                 5,044      $50         $7,930        $(1,661)     $(1,396)     $4,923
Issuance of common stock                           160        2            177             --           --         179
Net income                                          --       --             --            156           --         156
                                               -------      ---         ------        -------      -------      ------
Balance as of September 30, 1995                 5,204       52          8,107         (1,505)      (1,396)      5,258
Issuance of common stock                           188        2            145             --                      147
Net income                                          --       --             --            201           --         201
                                               -------      ---         ------        -------      -------      ------
Balance as of September 30, 1996                 5,392       54          8,252         (1,304)      (1,396)      5,606
Issuance of common stock                           190        1            154             --           --         155
Net income                                          --       --             --          1,727           --       1,727
                                               -------      ---         ------        -------      -------      ------
Balance as of September 30, 1997                 5,582      $55         $8,406        $   423      $(1,396)     $7,488
                                               =======      ===         ======        =======      =======      ======



  The accompanying notes are an integral part of these consolidated financial statements.

                           CALLOWAY'S NURSERY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

     Calloway's Nursery, Inc. (the "Company") is engaged in the retail nursery business. The Company opened its first three retail stores in April 1987.

     The Company derives its revenues from sales to consumers of living plants and related products. No single product or customer accounts for a material portion of its revenues. As of September 30, 1997, all fifteen of its retail stores were located in the Dallas-Fort Worth area; thus, economic, weather and other circumstances that may exist from time-to-time in the Dallas-Fort Worth area can have a significant impact on the Company's results of operations.

     During 1997, the Company formed two wholly-owned subsidiaries, Miller Plant Farms, Inc. and Reynolds Land, Inc. Miller Plant Farms is the Company's wholesale nursery production facility, and Reynolds Land, Inc. holds certain real estate assets and related indebtedness. All significant intercompany accounts and transactions have been eliminated.

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

          Leasehold improvements              Term of lease
          Land improvements                   15 years
          Buildings                           33 years
          Furniture and fixtures              5 years
          Vehicles                            3 years

     Pre-opening expenses - Pre-opening expenses, which consist primarily of labor, supplies and occupancy costs incurred prior to each new retail store's opening and promotional costs incurred during the grand opening period, are expensed as incurred.

     Earnings per share - Net income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

     Income taxes - In February 1992, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 mandates the liability method of computing deferred income taxes. One of the principal differences from the deferred method is that changes in tax rates and laws are reflected in income from continuing operations in the period such changes are enacted; under the deferred method such changes were reflected over time, if at all.

     Intangibles - Effective August 1988, the Company recorded goodwill in the amount of $2,471,000 as a result of "push-down" accounting used to record a significant change in ownership as of that date. Goodwill has been reduced by the tax benefit of $281,000 related to the utilization of preacquisition net operating loss carryforwards for the year ended January 27, 1991. No retroactive restatement of the Company's financial statements related to adjustment of goodwill amortization is reflected in the accompanying financial statements since the effect of such adjustments would not be material to the financial statements of the Company. Goodwill is being amortized on a straight-line basis over 20 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill based on undiscounted future cash flows. Management believes no impairment has occurred.

     Cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would have changed the method the Company applies in recognizing the cost of its stock-based compensation. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has elected the pro forma disclosure provisions for its financial statements. These pro forma disclosures show the effect on the Company's earnings and earnings per share as if the Company adopted the cost recognition provisions of SFAS 123. [See Note 10]

Recent Accounting Pronouncements - In February 1997 the FASB issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, ("APB 15"), and make them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 also requires presentation of both basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128; however, management does not believe that SFAS 128 will have a material impact on the financial statements of the Company.

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

     The amount of the valuation allowance related to deferred tax assets at September 30, 1997 has been estimated based on the weight of available evidence at September 30, 1997. Such estimate could change in the future based on the occurrence of one or more future events.

     Reclassification - Certain prior year data has been reclassified to conform to the current presentation. The reclassification had no effect on previously reported net income or net cash flows.

NOTE 3 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of the following (amounts in thousands):

                                                                 September 30,            September 30,
                                                                     1997                     1996
                                                             --------------------     --------------------
          Money market fund with an annualized
          yield of 5.40% as of  September 30, 1997                    $3,546                   $2,138
          Demand deposit accounts                                        121                      203
          Petty cash                                                      21                       17
                                                                      ------                   ------
                                                                      $3,688                   $2,358
                                                                      ======                   ======

NOTE 5 - INVENTORIES

     Inventories consist of the following (amounts in thousands):

                                                                  September 30,             September 30,
                                                                      1997                      1996
                                                              --------------------      --------------------
         Finished goods                                               $1,197                     $ 985
         Work in process                                                 294                        --
         Supplies                                                         42                        --
                                                                      ------                     -----
                                                                      $1,533                     $ 985
                                                                      ======                     =====

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (amounts in thousands):

                                                                  September 30,             September 30,
                                                                      1997                      1996
                                                              --------------------      --------------------
         Land                                                        $ 2,183                   $ 1,746
         Land improvements                                               368                       369
         Leasehold improvements                                          667                       658
         Buildings                                                     2,132                     1,369
         Furniture, fixtures and equipment                             1,972                     1,444
         Vehicles                                                        377                       334
         Less: accumulated depreciation and amortization              (2,233)                   (1,973)
                                                                     -------                   -------
                                                                     $ 5,466                   $ 3,947
                                                                     =======                   =======


NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following (amounts in thousands):


                                                                  September 30,             September 30,
                                                                      1997                      1996
                                                              --------------------      --------------------
         Accrued salaries and related taxes                            $ 138                     $ 101
         Accrued bonuses                                                 238                        59
         Accrued property taxes                                          313                       318
         Accrued sales and use taxes                                      94                        93
         Other                                                            97                        63
                                                                       -----                     -----
                                                                       $ 880                     $ 634
                                                                       =====                     =====

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following (amounts in thousands):

                                                                       September 30,            September 30,
                                                                           1997                      1996
                                                                   --------------------      --------------------
         Revolving line of credit (a)                                     $   --                     $  --
         Notes payable - financial institutions (b), (c), (d)
                                                                          $1,874                        --
         Other                                                                26                        --
                                                                          ------                     -----
                                                                           1,900                        --
         Less: amounts due within one year                                   (97)                       --
                                                                          $1,803                     $  --
                                                                          ======                     =====

     (a) In September 1995 the Company entered into a revolving line of credit arrangement with a bank which matures on April 1, 1998, and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement sources available to meet the Company's seasonal working capital needs. No amounts were outstanding under the line of credit at September 30, 1997 or 1996. The interest rate is variable (9.5% at September 30, 1997).
     (b) In December 1996 the Company entered into a note payable to a financial institution. At September 30, 1997 the outstanding balance was $536,000. The note is collateralized by certain real estate and requires payments of approximately $86,000 annually for a term of ten years. The interest rate is variable (9.25% at September 30, 1997).
     (c) In July 1997 a wholly-owned subsidiary of the Company entered into a note payable to a financial institution. At September 30, 1997 the outstanding balance was $997,000. The note is collateralized by certain real estate and requires payments of approximately $120,000 annually for a term of fifteen years. The interest rate is variable (9.125% at September 30, 1997).
     (d) In July 1997 the Company entered into a note payable to a financial institution. At September 30, 1997 the outstanding balance was $341,000. The note is collateralized by certain real estate and requires payments of approximately $52,000 annually for a term of ten years. The interest rate is variable (9.2% at September 30, 1997).

Maturities of long-term debt are as follows (amounts in thousands):

                                                        September 30,
                                                             1997
                                                    --------------------
           1998                                             $   97
           1999                                                108
           2000                                                118
           2001                                                126
           2002                                                141
           Thereafter                                        1,310
                                                            ------
                                                            $1,900
                                                            ======

NOTE 7 - INCOME TAXES

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1997, the Company has net operating loss carryforwards of approximately $1,038,000 for income tax purposes, which will expire in 2009 and 2010 if not used.

       Components of the provision for income taxes before extraordinary item consist of the following (amounts in thousands):

                                                 Year Ended               Year Ended              Year Ended
                                             September 30, 1997       September 30, 1996      September 30, 1995
                                           --------------------     --------------------    --------------------
Current (benefit) expense:
       Federal                                     $  15                     $ --                     $28
       State                                          --                       --                      --
       Total current                                  15                       --                      28
                                                   -----                     ----                     ---
Deferred (benefit) expense:
       Federal                                      (879)                      27                      --
       State                                         (96)                      --                      --
       Total deferred                               (975)                      27                      --
                                                   -----                     ----                     ---
                                                   -----                     ----                     ---
Total provision                                    $(960)                    $ 27                     $28
                                                   ======                    ====                     ===

       The differences between the Company's effective tax rate and the federal statutory tax rate of 34% for the fiscal years ended September 30, 1997, 1996 and 1995 relate primarily to goodwill amortization, which is not deductible for tax purposes, and to changes in the valuation allowance. The following is an analysis of such differences (amounts in thousands):

                                                         Year Ended               Year Ended               Year Ended
                                                     September 30, 1997       September 30, 1996       September 30, 1995
                                                    --------------------      --------------------     --------------------
Income tax expense (benefit) at statutory rate
                                                           $   261                     $  78                     $ 53
State income tax, net of federal benefit                        26                        --                        8
Amortization of goodwill                                        37                        37                       37
Tax-exempt interest income                                      --                        --                      (10)
Other, net                                                      31                        26                        3
Valuation allowance                                         (1,315)                     (114)                     (63)
                                                           -------                     -----                     ----
Total income tax expense (benefit)                         $  (960)                    $  27                     $ 28
                                                           =======                     =====                     ====
Effective tax rate                                            (125%)                      12%                      15%

       Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows (amounts in thousands):

                                                                    September 30,            September 30,
                                                                        1997                     1996
                                                                    -------------            -------------
Deferred tax liabilities:
  Depreciation                                                         $  (18)                  $    (9)
                                                                       ------                   -------
  Total deferred tax liabilities                                          (18)                       (9)
                                                                       ------                   -------
Deferred tax assets:
  Deferred rent                                                           397                       432
  Inventory costs capitalized for tax purposes                             25                        24
  Net operating loss carryforward                                         383                       659
  AMT credit carryforward                                                  19                        27
  Assets marked to market                                                 203                       203
  Other                                                                    --                        13
                                                                       ------                   -------
  Total deferred tax assets                                             1,027                     1,358
                                                                       ------                   -------
Less: valuation allowance                                                  --                    (1,315)
                                                                       ------                   -------
Net deferred tax asset                                                 $1,009                   $    34
                                                                       ======                   =======

     Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance is necessary as of September 30, 1997. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered include the Company's history of increasingly profitable operations, and the availability of its existing Net Operating Loss (NOL) carryforwards which expire in 2009 and 2010.

     The adjustment to the deferred tax asset valuation allowance means that future results of operations will reflect income tax expense or benefits, as appropriate. Due to the existence of valuation allowances for the deferred tax assets, results of operations for the fiscal years ending September 30, 1997, 1996 or 1995 did not include such income tax expense or benefits. Therefore, comparison of future results of operations on an after-tax basis to those of fiscal 1997, 1996 or 1995 will not be meaningful.

NOTE 8 - SHAREHOLDERS' EQUITY

     During 1996 and 1997, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 11), receiving proceeds as follows:


                                  Year Ended               Year Ended
                                 September 30,            September 30,
                                      1997                    1996
                                 -------------            -------------
Number of shares issued              189,890                  188,018
Proceeds                            $155,000                 $147,000

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

NOTE 10 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

     The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 957,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

     As permitted by SFAS 123, the Company applies Accounting Principles Board
(APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans as the exercise price equals the stock price on the date of grant. No options were granted during the fiscal year ended September 30, 1996. Had compensation expense been determined for stock options granted in 1997 based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income and earnings per share for 1997 and 1996 would approximate the amounts below (amounts in thousands, except per share amounts):

                                                            Year Ended               Year Ended
                                                          September 30,            September 30,
                                                               1997                    1996
                                                          -------------            -------------
          Net income                                          $1,474                    $201
          Earnings per share                                  $  .28                    $.04

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option pricing model with the following assumptions for stock options granted in 1997:

                                                            Year Ended
                                                          September 30,
                                                              1997
                                                          -------------
          Weighted average expected life (years)                  10
          Expected volatility                                  80.73%
          Expected dividends                                  $   --
          Risk free interest rate                               6.58%
          Weighted average fair value of options
           granted                                            $ .922


     The following tables summarizes activity in the stock option plans for the three years ended September 30, 1997:


                                                                                         Weighted
                                                                                          Average
                                                                 Shares               Exercise Price
                                                              ------------           ----------------
     October 1, 1994                                             648,800                   5.769

       Granted                                                   652,800                   1.001
       Exercised                                                      --                      --
       Forfeited                                                 642,800                   5.765
       Expired                                                        --                      --
                                                                 -------                   -----
     September 30, 1995                                          658,800                   1.055

       Granted                                                        --                      --
       Exercised                                                      --                      --
       Forfeited                                                  36,300                   1.000
       Expired                                                        --                      --
                                                                 -------                   -----
     September 30, 1996                                          622,500                   1.059

       Granted                                                   326,000                   1.107
       Exercised                                                      --                      --
       Forfeited                                                   7,000                   1.094
       Expired                                                        --                      --
                                                                 -------                   -----
     September 30, 1997                                          941,500                   1.075
                                                                 =======                   =====
       Exercisable, September 30, 1997                           877,800                   1.073
                                                                 =======                   =====
       Exercisable, September 30, 1996                           616,750                   1.059
                                                                 =======                   =====

     The following tables summarizes information regarding stock options outstanding at September 30, 1997:

                                            Weighted                                                  Weighted
                                             Average         Weighted                                 Average
   Range of               Options           Remaining         Average              Options            Exercise
Exercise Prices         Outstanding           Life        Exercise Prices        Exercisable           Prices
-------------------------------------   ---------------  -----------------   ------------------   ---------------
 $0.875 to $1.188         934,500                 9             $1.037              870,800             $1.032
 $1.189 to $6.125           7,000                 4             $6.125                7,000             $6.125
                          -------           -------             ------              -------             ------
                          941,500                 9             $1.075              877,800             $1.073
                          =======           =======             ======              =======             ======

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of September 30, 1997 the Company had twelve retail store locations under noncancellable operating leases. The leases expire in various years through 2012. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

     Future minimum lease payments under noncancellable operating leases as of September 30, 1997 are as follows (amounts in thousands):

   Fiscal Year Ending
   ------------------
          1998                     $ 2,074
          1999                       1,800
          2000                       1,836
          2001                       1,886
          2002                       1,765
          Thereafter                 6,413
                                   -------
                                   $15,774
                                   =======

     Rental expense for operating leases during the fiscal years ended
September 30, 1997, 1996 and 1995 were approximately $2.3 million, $2.3 million, and $2.1 million, respectively.

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

NOTE 14 - SPECIAL CREDITS

     During the fourth quarter of fiscal 1995, the Company settled substantially all of its obligations related to a closed store location. A credit of $366,000 was recorded, reflecting the reversal of certain accruals which were no longer required. Such credit is reflected as a special credit in the accompanying statements of operations for 1995.

NOTE 15 - WHOLESALE NURSERY PRODUCTION FACILITY

     In July 1997 the Company acquired an established wholesale nursery production facility near Tyler, Texas. The facility will be used primarily to produce living plants to the Company's exacting specifications for sale at its retail store locations, to supplement the procurement of merchandise from its existing group of suppliers. The purchase was financed, in part, by a mortgage loan from a financial institution. [See Note 6]

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

     Amounts (except share data) are expressed in thousands:

                               First Quarter       Second Quarter      Third Quarter      Fourth Quarter
                             -----------------    ----------------    ----------------    ---------------
                               1997      1996      1997      1996      1997      1996      1997     1996
                             --------  -------    -------  -------    -------  -------    ------  -------

Net sales                    $ 4,261   $4,164      $5,303   $4,223     $13,108  $12,347    $3,573  $3,225

Gross profit                   1,773    1,878       2,661    1,932       6,254    6,069     1,738   1,332

Net income (loss)            $(1,083)  $ (915)     $ (108)  $ (752)    $ 2,689  $ 2,686    $  229  $ (818)

Net income (loss) per share  $  (.21)  $ (.18)     $ (.02)  $ (.15)    $   .51  $   .53    $  .04  $ (.16)

NOTE 17- SIGNIFICANT FOURTH QUARTER TRANSACTIONS

In the fourth quarter of 1997 the Company eliminated the deferred tax asset valuation allowance resulting in a deferred tax benefit of $975,000.

NOTE 18 - SUBSEQUENT EVENT

     In October 1997 the Company purchased land and began construction of its sixteenth retail store location. The purchase was financed with an interim construction loan with a financial institution. That interim construction loan will also provide funds to complete construction of the new retail store. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable.

                           CALLOWAY'S NURSERY, INC.
                                  SCHEDULE 2
                       VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)

              Column A                    Column B         Column C         Column D         Column E
             -----------                 ----------       ----------       ----------        ---------
                                         Balance at        Additions                          Balance
                                          Beginning       Charged to                          at End
             Description                  of Period         Expense        Deductions        of Period
             -----------                 ----------       ----------       ----------        ---------
Fiscal year ended September 30, 1995:

Valuation allowance - deferred tax         $1,492            $ -0-            $   63            $1,429
 asset

Fiscal year ended September 30, 1996:

Valuation allowance - deferred tax         $1,429            $ -0-            $  114            $1,315
 asset

Fiscal year ended September 30, 1997:

Valuation allowance - deferred tax         $1,315            $ -0-            $1,315            $    0
 asset

                           CALLOWAY'S NURSERY, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               Index to Exhibits

                                                                    Sequentially
                                                                      Numbered
Exhibit No.              Description                                    Page
-----------              -----------                                ------------
(3)   (a)   Restated Articles of Incorporation of the Registrant.
              (Exhibit (3)(a)) /1/
      (b)   Form of Bylaws of the Registrant. (Exhibit (3(b)) /1/
      (c)   Amendment to Bylaws Adopted on May 19, 1993.
              (Exhibit (3(c)) /1/

      (a)   Specimen Stock Certificate. (Exhibit (4)(a) /1/
      (b)   Form of Shareholder Rights Plan. (Exhibit (4)(b) /1/
(10)  (a)   Form of Employment Agreement dated July 3, 1991 between
              the Registrant and James C. Estill. (Exhibit (10)(a)) /1/
      (b)   Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John T. Cosby. (Exhibit (10)(b)) /1/
      (c)   Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(c)) /1/
      (d)   (Left blank intentionally.)

      (e) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g)) /1/
      (f) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(h)) /1/
      (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i)) /1/
      (j) Management Profit Sharing Bonus Plan for Fiscal Year Ending September 30, 1998. /6/
      (k) Product Line Management Profit Sharing Bonus Plan for Fiscal Year Ending September 30, 1998. /6/
      (l) Store Management Compensation Plan for Fiscal Year Ending September 30, 1998. /6/
      (m) Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996 (Exhibit (10)(m)) /4/
      (n) Extension of Employment Agreement between the Registrant and John T. Cosby dated July 2, 1996 (Exhibit (10)(n)) /4/
      (o) Extension of Employment Agreement between the Registrant and John S. Peters dated July 2, 1996 (Exhibit (10)(o)) /4/

                           CALLOWAY'S NURSERY, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               Index to Exhibits

                                                                    Sequentially
                                                                      Numbered
Exhibit No.              Description                                    Page
-----------              -----------                                ------------

(23)  (d)   Consent of Coopers & Lybrand L.L.P. /5/
(27)  (a)   Financial Data Schedule. /5/

(99)  (a)   Calloway's Nursery, Inc. Stock Purchase Plan
              (Exhibit (28)) /2/
(99)  (b)   Calloway's Nursery, Inc. 1991 Stock Option Plan
              (Exhibit (10)(d)) /1/
(99)  (c)   Calloway's Nursery, Inc. 1995 Stock Option Plan
              for Independent Directors (Exhibit (28)) /3/
(99)  (d)   Calloway's Nursery, Inc. 1996 Stock Option Plan
              (Exhibit (10)(p)) /5/

--------------------------------------------------------------------------------

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

5 Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

6     Filed herewith.

--------------------------------------------------------------------------------