Form 10-Q
period 1997-12-31
CALLOWAYS NURSERY INC
filed 1998-02-13
CIK 874759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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

Shares Outstanding as
of February 13, 1998                      Title
	5,387,438           Common Stock, par value $.01 per share


CALLOWAY'S NURSERY, INC.

FORM 10-Q

DECEMBER 31, 1997

PART I - FINANCIAL INFORMATION	Page

Item 1

Index to Consolidated Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations	8

PART II - OTHER INFORMATION

Items 1-6	10

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLOWAY'S NURSERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

ASSETS
                                         December 31,    September 30,
                                             1997              1997

Cash and cash equivalents                   $ 1,788          $ 3,688
Accounts receivable                              19              132
Inventories                                   1,482            1,533
Deferred income taxes                           819              428
Prepaids and other assets                        67               60
Total current assets                          4,175            5,841
Property and equipment, net                   7,532            5,466
Goodwill, net                                 1,146            1,173
Deferred income taxes                           581              581
Other assets                                     49               50
Total assets                               $ 13,483         $ 13,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                            $ 1,890          $ 1,745
Accrued expenses                                901              880
Current portion of long-term debt               106               97
Total current liabilities                     2,897            2,722
Deferred rent payable                         1,074            1,098
Long-term debt, net of current portion        2,537            1,803
Total liabilities                             6,508            5,623
Commitments

Shareholders equity:

Voting convertible preferred stock;
par value $.625 per share; 3,200,000
shares authorized; no shares issued
or outstanding                                   --               --
Preferred stock; par value $.01 per
share; 10,000,000 shares authorized;
no shares issued or outstanding                  --               --
Common stock; par value $.01 per share;
30,000,000 shares authorized; 5,626,773
and 5,582,364 shares issued, respectively,
5,376,773 and 5,332,364 shares outstanding,
respectively                                     56               55
Additional paid-in capital                    8,478            8,406
Retained earnings (accumulated deficit)        (163)             423
                                              8,371            8,884
Less: Treasury stock, at cost
(250,000 shares)                             (1,396)          (1,396)
Total shareholders' equity                    6,975            7,488
Total liabilities and shareholders' equity $ 13,483         $ 13,111

The accompanying notes are an integral part of these condensed consolidated financial statements.


CALLOWAY'S NURSERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except per share amounts)

                                               Three Months Ended
                                                  December 31
                                            1997               1996
Net sales                                  $  4,480         $  4,261
Cost of goods sold                            2,450            2,488
Gross profit                                  2,030            1,773
Operating expenses                            1,890            1,681
Occupancy expenses                              677              762
Advertising expenses                            323              344
Other, net                                      115               69
Total expenses                                3,007            2,856
Loss before provision for income taxes         (977)          (1,083)
Provision for income taxes                     (391)              --
Net loss                                   $   (586)        $ (1,083)

Net loss per common share
Basic                                         ($.11)           ($.21)
Diluted                                       ($.11)           ($.21)


Weighted average number of common shares
outstanding                                   5,351            5,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLOWAY'S NURSERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                               Three Months Ended
                                                   December 31,
                                            1997               1996
Cash flows from operating activities:
Net loss                                   $  (586)         $ (1,083)
Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:

Depreciation and amortization                   100               98
Net change in operating assets and liabilities  (91)           1,016

Net cash provided by (used for) operating
activities                                     (577)              31

Cash flows from investing activities:

Additions to property and equipment          (2,139)            (676)

Net cash used for investing activities       (2,139)            (676)

Cash flows from financing activities:

Proceeds from issuance of common stock           73               50
Net borrowings of debt                          743              562

Net cash provided by financing activities       816              612

Net decrease in cash and cash equivalents    (1,900)             (33)

Cash and cash equivalents at beginning of
period                                        3,688            2,358

Cash and cash equivalents at end of period  $ 1,788          $ 2,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLOWAY'S NURSERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at December 31, 1997, and the results of operations and cash flows for the three-month periods ended December 31, 1997 and 1996 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 1997 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended September 30, 1997 included in the Company's Form 10-K.

2. Earnings Per Share

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

Under SFAS 128, a potentially dilutive security is actually dilutive if its inclusion in the computation reduces EPS or increases a loss per share. If the inclusion of the security increases earnings per share or decreases a loss per share, then the security is considered anit-dilutive. Anti-dilutive securities are not reflected in EPS computations. For each of the quarters ended December 31, 1997 and 1996, respectively, the Company incurred a loss from continuing operations. Therefore, none of its potentially dilutive securities are considered actually dilutive for such periods, and the basic EPS and diluted EPS are the same.

EPS for the quarters ended December 31, 1997 and 1996 is computed as follows (amounts, except per share amounts, in thousands):

Basic EPS                                     1997              1996
Net loss                                     $(586)          $(1,083)
Weighted average number of shares
outstanding                                  5,351             5,167
Net loss per common share                    $(.11)            $(.21)

Diluted EPS                                   1997              1996
Net loss                                     $(586)          $(1,083)
Weighted average number of shares
outstanding                                  5,351             5,167
Net loss per common share                    $(.11)            $(.21)

The Company had 941,500 outstanding stock options at December 31, 1997 and 636,000 stock options outstanding at December 31, 1996. Such stock options are not included in the above EPS computations since they were anti-dilutive. Such stock options could potentially dilute EPS in a future period.

3. New store construction

In October 1997 the Company purchased land and began construction of a new retail store location in Fort Worth, Texas. The purchase and construction are being financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable. At December 31, 1997 the outstanding balance of the interim construction loan was $726,000. The interest rate is variable (9.5% at December
31, 1997).

4. Inventories

Inventories consist of the following (amounts in thousands):
                                           December 31,    September 30,
                                              1997             1997
Finished goods                                 $898           $1,197
Work in process                                 509              294
Supplies                                         75               42
                                             $1,482           $1,533

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

General

The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the consolidated statements of operations and the relative percentages that they bear to net sales of the Company (amounts in thousands):

                                             Quarter Ended December 31,
                                               1997            1996
                                             Amount  %      Amount  %
Net sales                                    4,480  100     4,261  100
Gross profit                                 2,030   45     1,773   42
Operating expenses                           1,890   42     1,681   39
Occupancy expenses                             677   15       762   18
Advertising expenses                           323    7       344    8
Other, net                                     115    3        69    2
Total expenses                               3,007   67     2,856   67
Loss before provision for income taxes        (977) (22)   (1,083) (25)
Provision for income taxes (benefit)          (391)  (9)       --   --
Net loss                                      (586) (13)   (1,083) (25)

Quarter Ended December 31, 1997 Compared with Quarter Ended
December 31, 1996

Net sales increased by 5% to $4,480,000 for the quarter ended December 31, 1997 from $4,261,000 for the quarter ended December 31, 1996. The improved sales were primarily generated by Christmas merchandise, where the Company's efforts to improve merchandise quality and the related in-store visual marketing met with favorable results. Same-store sales increased by 9.6% from $4,089,000 for the quarter ended December 31, 1996 to $4,480,000 for the quarter ended December 31, 1997. In September 1997 the Company converted one store location into a distribution center, leaving the Company with fifteen retail stores for the quarter ended December 31, 1997 as compared to sixteen retail stores for the quarter ended December 31, 1996.

Gross profit improved by 14% from $1,773,000 for the quarter ended December 31, 1996 to $2,030,000 for the quarter ended December 31, 1997. Gross margins improved to 45% for the quarter ended December 31, 1997 from 42% for the quarter ended December 31, 1996. The improvement was a result of continued strength in the Company's Christmas merchandise lines as well as increased unit sales of certain higher margin items in the Company's nursery merchandise lines.


Operating expenses increased by 12% from $1,681,000 for the quarter ended December 31, 1996 to $1,890,000 for the quarter ended
December 31, 1997 primarily due to higher payroll expenses in support of the Company's enlarged scope of operations.

Occupancy expenses decreased by 11% from $762,000 for the quarter ended December 31, 1996 to $677,000 for the quarter ended December 31, 1997. The decrease primarily resulted from reduced rents at some of the Company's retail stores.

Advertising expenses decreased by 6% from $344,000 for the quarter ended December 31, 1996 to $323,000 for the quarter ended December 31, 1997. The decrease was primarily a result of cost-reduction efforts in the visual marketing area.

Other (net) expenses increased by 67% from $69,000 for the quarter ended December 31, 1996 to $115,000 for the quarter ended December 31, 1997 due to increased net interest expense related to long-term debt incurred to finance the Company's enlarged scope of operations.

Capital Resources and Liquidity

Cash flows used for operating activities were $577,000 for the quarter ended December 31, 1997, as compared to cash flows provided by operating activities of $31,000 for the quarter ended December 31, 1996. The change was primarily a result of investment in inventory production at the Company's new Miller Plant Farms subsidiary. The merchandise being produced there is planned for sale at the Company's retail stores for spring 1998.

Cash flows used by investing activities increased from $676,000 for the quarter ended December 31, 1996 to $2,139,000 for the quarter ended December 31, 1997. Cash flows provided by financing activities increased from $612,000 for the quarter ended December 31, 1996 to $816,000 for the quarter ended December 31, 1997. The increase was primarily attributable to new store construction and related indebtedness.

In October 1997 the Company purchased land and began construction of a new retail store location in Fort Worth, Texas. The purchase and construction are being partially financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable.

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

Dated: February 13, 1998

CALLOWAY'S NURSERY, INC.

By /s/ James C. Estill
James C. Estill, President and
Chief Executive Officer

By /s/ Daniel G. Reynolds
Daniel G. Reynolds, Vice President
and Chief Financial Officer