Form 10-Q
period 1998-03-31
CALLOWAYS NURSERY INC
filed 1998-05-14
CIK 874759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

YES X 	NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                           		Shares Outstanding as
             	Title	                            of May 13, 1998

	Common Stock, par value $.01 per share            	5,410,725
                          CALLOWAY'S NURSERY, INC.

                                FORM 10-Q

                             MARCH 31, 1998

PART I - FINANCIAL INFORMATION                         	Page

	Item 1

	Index to Condensed Consolidated Financial Statements

    	Condensed Consolidated Balance Sheets                	3

    	Condensed Consolidated Statements of Operations      	4

    	Condensed Consolidated Statements of Cash Flows      	5

    	Notes to Condensed Consolidated Financial Statements 	6

	Item 2

    	Management's Discussion and Analysis of
	     Financial Condition and Results of Operations       	8

PART II - OTHER INFORMATION

	Items 1-6                                               	11
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                         CALLOWAY'S NURSERY, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (In thousands, except share amounts)

                                    ASSETS
                              	      March 31,    	September 30,	  	March 31,
                                       1998            1997           1997
Cash and cash equivalents	              $ 242	       	 $ 3,688       	$ 2,826
Accounts receivable	                      655	            	132	          	611
Inventories                            	3,642		          1,533		        1,912
Deferred income taxes	                  1,150		            428	           	--
Prepaids and other assets	                 24	             	60	           	29
	Total current assets                 	$5,713 		        $5,841 		      $5,378
Property and equipment, net	            8,317		          5,466		        4,687
Goodwill, net	                          1,119		          1,173		        1,227
Deferred income taxes                    	581		            581		           34
Other assets	                              49		             50		           37
	Total assets	                       $ 15,779	       	$ 13,111	     	$ 11,363

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                     	$ 4,522	        	$ 1,745	      	$ 4,431
Accrued expenses                         	578	            	880	          	675
Current portion of long-term debt         	97		             97	           	35
	Total current liabilities	             5,197	          	2,722	        	5,141
Deferred rent payable	                  1,077          		1,098	        	1,196
Long-term debt, net of current portion
                                       	2,908	          	1,803	          	519
	Total liabilities	                     9,182	          	5,623        		6,856
Commitments
Shareholders equity:
Voting convertible preferred stock; par value
 $.625 per share; 3,200,000 shares authorized;
 no shares issued or outstanding	  --		  --		  --
Preferred stock; par value $.01 per share;
 10,000,000 shares authorized; no shares
 issued or outstanding		  --		 --		  --
Common stock; par value $.01 per share;
 30,000,000 shares authorized; 5,660,725,
 5,582,364 and 5,503,284 shares issued,
 respectively, 5,410,725, 5,332,364 and    56                55          55
 5,253,284 shares outstanding, respectively
Additional paid-in capital             	8,537		           8,406	      	8,343
Retained earnings (accumulated deficit)	(600)	             	423		    (2,495)
                                       	7,993	           	8,884 	     	5,903
Less: Treasury stock, at cost
                 (250,000 shares)    	(1,396	          	(1,396) 	   	(1,396)
	Total shareholders' equity            	6,597	           	7,488	      	4,507
		Total liabilities and shareholders'
              equity                	$ 15,779	        	$ 13,111	   	$ 11,363
                          CALLOWAY'S NURSERY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (amounts in thousands, except per share amounts)

                              	Three Months Ended          	Six Months Ended
                                     	March 31                  March 31
                                	1998	     	1997	           	1998	     	1997

Net sales                     	$4,227	  	$5,303	            	$8,722   	$9,564
Cost of goods sold             	2,105	   	2,642	             	4,571	   	5,130
Gross profit                   	2,122	   	2,661		             4,151	   	4,434
Operating expenses             	1,756	   	1,646	             	3,651	   	3,327
Occupancy expenses               	727     		736	             	1,405	   	1,498
Advertising expenses             	278	     	284	               	601     		628
Other, net                       	121     		103	               	232	     	172
 Total expenses	                2,882	  	 2,769		             5,889 	 	 5,625
 Loss before provision for
                  income taxes	  (760)	    (108	             (1,738)		 (1,191)
 Income tax benefit	             (324)	    	 --		              (715)	     	 --
 Net loss	                     ($ 436)		 ($ 108)		          ($1,023)		 ($1,191)

 Net loss per common share
       	Basic         	         ($.08)		  ($.02)		            ($.19)	   ($.23)
								Diluted                 ($.08)    ($.02)              ($.19)    ($.23)

Weighted average number of common
   shares outstanding	          5,393		   5,222            		 5,372	  	 5,195

                              CALLOWAY'S NURSERY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)
	                                                            Six Months Ended
                                                                   	March 31,
                                                             	1998	     	1997
Cash flows from operating activities:
Net loss                                                  	$ (1,023)		$ (1,191)
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
   Depreciation and amortization                               	194		      197
Net change in assets and liabilities	                          (863)	   	1,698

Net cash provided by (used for) operating activities	        (1,692)	     	704

Cash flows from investing activities:
Additions to property and equipment                         	(2,991)	    	(882)

Net cash used for investing activities	                      (2,991)    		(882)

Cash flows from financing activities:
Proceeds from issuance of common stock                         	132	       	92
Net borrowings of debt	                                       1,105 		     554

Net cash provided by financing activities                    	1,237	      	646

Net increase (decrease) in cash and cash equivalents        	(3,446)	     	468

Cash and cash equivalents at beginning of period             	3,688    		2,358
 Cash and cash equivalents at end of period	                  $ 242	 	 $ 2,826
                            CALLOWAY'S NURSERY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

	The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at March 31, 1998, and the results of operations and cash flows for the six-month and three-month periods ended March 31, 1998 and 1997 have been made. Such adjustments are of a normal recurring nature.

	Because of seasonal and other factors, the results of operations for the six-month and three-month periods ended March 31, 1998 and cash flows for the six-month period ended March 31, 1998 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1998.

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

2. Earnings Per Share

	In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128").
 SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, ("APB 15"), and make them comparable to international EPS standards.
 SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 also requires presentation of both basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
 SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented.

	Under SFAS 128, a potentially dilutive security is actually dilutive if its inclusion in the computation reduces EPS or increases a loss per share. If the inclusion of the security increases earnings per share or decreases a loss per share, then the security is considered anti-dilutive.  Anti-dilutive securities are not reflected in EPS computations.  For each of the quarters and six month periods ended March 31, 1998 and 1997, respectively, the
 Company incurred a loss from continuing operations.   Therefore, none of its
 potentially dilutive securites are considered actually dilutive for such periods, and the basic EPS and diluted EPS are the same.

	EPS for the quarters and six month periods ended March 31, 1998 and 1997 is computed as follows (amounts, except per share amounts, in thousands):

                                      	Three Months Ended    	Six Months Ended
	                                     	March 31 	March 31  	March 31 	March 31
Basic EPS                                	1998     	1997 	     1998	    1997
	Net loss                               	$(436)   	$(108)  	$(1,023) 	$(1,191)
	Weighted average number of shares
   outstanding                          	 5,393	    5,222 	    5,372   	 5,195
	Net loss per common share              	$(.08)   	$(.02)    	$(.19)   	$(.23)

Diluted EPS                              	1998     	1997      	1998    	1997
	Net loss                               	$(436)   	$(108)	  $(1,023) 	$(1,191)
	Weighted average number of shares
   outstanding                         	 5,393	    5,222	     5,372	    5,195
	Net loss per common share              	$(.08)	   $(.02)    	$(.19)   	$(.23)

	The Company had 941,500 and 636,000 outstanding stock options at March 31, 1998 and 1997, respectively. Such stock options are not included in the above EPS computations since they were anti-dilutive. Such stock options could potentially dilute EPS in a future period.

3. New store construction

	In October 1997 the Company purchased land and began construction of a new retail store location in Fort Worth, Texas. The purchase and construction are being financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable.
 At March 31, 1998 the outstanding balance of the interim construction loan was $1,125,000. The interest rate is variable (9.5% at March 31, 1998).

4. Inventories

	Inventories consist of the following (amounts in thousands):
                                	March 31,   		September 30,   		March 31,
                                    1998             1997           1997
Finished goods                   	$ 2,546       		$ 1,197	      	$ 1,912
Work in process                      	857           		294          	 	--
Supplies                             	239	            	42           		--
	                                  $3,642	        	$1,533	       	$1,912
Item 2.	Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Results of Operations

General

	The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that they bear to net sales of the Company (amounts in thousands):

              	Three Months Ended March 31,      	Six Months Ended March 31,
                      	1998           	1997           	1998	         1997
              	    Amount	  %     	Amount 	 %       	Amount   	%   	Amount 	%
Net sales	          4,227	 100     	5,303 	100       	8,722	  100	  9,564 	100
Gross profit	       2,122  	50     	2,661   5         4,151    48	  4,434  	46
Operating expenses	 1,756  	41	     1,646	 31        	3,651	   42  	3,327 	 35
Occupancy expenses	   727	  17       	736 	14        	1,405   	16  	1,498  	16
Advertising expenses 	278	   7	       284  	5          	601    	7	    628   	7
Other, net	           121	   3       	103  	2          	232	    3	    172   	2
Total expenses	     2,882  	68     	2,769 	52	        5,889   	68  	5,625  	59
Loss before provision for
 income taxes	       (760) (18) 	    (108) (2)     	 (1,738)	 (20) (1,191	 (13)
Provision for income
 taxes             	 (324)	 (8)	       --	 --	         (715)	  (8)	    --	  --
Net loss            	(436)	(10)     	(108)	(2)	      (1,023) 	(12)	(1,191)	(13)

Quarter Ended March 31, 1998 Compared with Quarter Ended March 31, 1997

	This year's spring selling season occurred later and, therefore, led to reductions in net sales and an increased pre-tax loss and an increased net loss for the quarter ended March 31, 1998. Income tax benefits of $324,000 offset part of the pre-tax loss in 1998 quarter; no tax benefits were recorded for the 1997 quarter. The tax benefits in 1998 were recorded due to the adjustment of the valuation allowance recorded during the fourth quarter of fiscal 1997.


	Net sales decreased by 20% to $4,227,000 for the quarter ended March 31, 1998 from $5,303,000 for the quarter ended March 31, 1997. Early-season demand for garden products in the Dallas-Fort Worth market was weaker during March in 1998 compared to relatively strong demand during March of 1997.

	Gross profit decreased by 20% from $2,661,000 for the quarter ended March 31, 1997 to $2,122,000 for the quarter ended March 31, 1998. Gross margins were steady at 50% for the both of the quarters ended March 31, 1998 and 1997. Execution of the Company's merchandising programs, which provide fresh inventory to the Company's retail stores based on actual rates of sale, and reduce stock loss, caused gross margins to hold steady.

	Operating expenses increased by 7% from $1,646,000 for the quarter ended March 31, 1997 to $1,756,000 for the quarter ended March 31, 1998, primarily due to increased payroll and related expenses.

	Occupancy expenses decreased by 1% from $736,000 for the quarter ended March
 31, 1997 to $727,000 for the quarter ended March 31, 1998, primarily due to reduced rents at certain of the Company's retail stores.

	Advertising expenses decreased by 2% from $284,000 for the quarter ended March 31, 1997 to $278,000 for the quarter ended March 31, 1998. The decrease was primarily due to reduced costs associated with the Company's in-store visual marketing programs, offset somewhat by increased advertising in newspapers and on radio.

	Other (net) expenses increased by 19% from $102,000 for the quarter ended March 31, 1997 to $121,000 for the quarter ended March 31, 1998. The increase was primarily due to interest expense on the increased long term debt in 1998 as compared to 1997, partially offset by slightly lower depreciation expense for the three months ended March 31, 1998 than for the three months ended March 31, 1997.

Six Months Ended March 31, 1998 Compared with Six Months Ended March 31, 1997

	This year's spring selling season occurred later and, therefore, led to reductions in net sales and an increased pre-tax loss for the six months ended March 31, 1998. The net loss for the six months ended March 31, 1998 was smaller than the net loss for the same period in 1997, because income tax benefits of $715,000 offset part of the pre-tax loss in 1998 period; no tax benefits were recorded for the 1997 period. The tax benefits in 1998 were recorded due to the adjustment of the valuation allowance recor rth quarter of fiscal 1997.

	Net sales decreased by 9% to $8,722,000 for the six months ended March 31, 1998 from $9,564,000 for the six months ended March 31, 1997. Early-season demand for garden products in the Dallas-Fort Worth market was weaker during the transitional month of March in 1998 compared to relatively strong demand during March of 1997.

	Gross profit decreased by 6% from $4,434,000 for the six months ended March
 31, 1997 to $4,151,000 for the six months ended March 31, 1998. Gross margins improved to 48% for the six months ended March 31, 1998 from 46% for the six months ended March 31, 1997. The increased gross margins were a result of execution of the Company's merchandising programs, which provide fresh inventory to the Company's retail stores based on actual rates of sale, and have been demonstrated to improve gross margins by reducing stock loss.

	Operating expenses increased by 10% from $3,327,000 for the six months ended
 March 31, 1997 to $3,650,000 for the six months ended March 31, 1998 primarily due to increased payroll expenses.

	Occupancy expenses decreased by 6% from $1,497,000 for the six months ended
 March 31, 1997 to $1,404,000 for the six months ended March 31, 1998, primarily due to reduced rents at certain of the Company's retail stores.

	Advertising expenses decreased by 4% from $628,000 for the six months ended
 March 31, 1997 to $601,000 for the six months ended March 31, 1998. The decrease was primarily due to reduced costs associated with the Company's in-store visual marketing programs, offset somewhat by increased advertising in newspapers and on radio.

	Other (net) expenses increased by 36% from $171,000 for the six months ended
 March 31, 1997 to $232,000 for the six months ended March 31, 1998 The increase was primarily due to interest expense on the mortgage debt entered into during fiscal 1997.
Capital Resources and Liquidity

	Cash flows used by operating activities were $1,692,000, compared to cash flows provided by operations of $704,000 for the six months ended March 31, 1998. The change from positive cash flows from operations for the six-month period to negative cash flows from operations resulted from:

1.Reduced early-season sales volumes and the accompanying larger pre-tax loss for the period;
2.Reduced early-season sales volumes that led to increased inventory levels in the retail stores at the end of the period, leading into the Company's peak selling period;
3.Investment in work-in-process and supplies inventories at Miller Plant
  Farms, the Company's newly acquired nursery production facility. Shipments of finished goods merchandise to the retail stores from Miller Plant Farms are expected to peak during the months of April and May.

	In October 1997 the Company purchased land and constructed a new retail store location in Fort Worth, Texas. The purchase and construction were partially financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable, and expects to convert the interim construction loan into a permanent loan during the third quarter of fiscal 1998. The new store opened on April 10, 1998.

The Company believes it has adequate working capital and lines of credit to provide liquidity during future off-seasons.

Balance Sheet

	Cash and cash equivalents at March 31, 1998 were $242,000, compared to $2,826,000 at March 31, 1997. The decrease was due to the factors noted above (See "Capital Resources and Liquidity").

	Inventories at March 31, 1998 were $3,642,000, compared to $1,912,000 at March 31, 1997. The increase was due to the factors noted above (See
 "Capital Resources and Liquidity").

	Deferred income taxes (current and long-term) at March 31, 1998 totaled $1,731,000 compared to $34,000 at March 31, 1997. The increase was due to the Company's recognition, in the fourth quarter of fiscal 1997, of the tax benefits associated with net operating loss carryforwards generated in prior years and a change in the valuation allowance for deferred tax assets.

	Property and equipment at March 31, 1998 was $8,317,000 compared to $4,687,000 at March 31, 1997. The increase was due to the new store construction noted above (See "Capital Resources and Liquidity"), as well as the implementation of a new merchandising computer system and acquisition of a nursery production facility during 1997.

	Accounts receivable, accounts payable, and accrued expenses vary seasonally.
 The amounts at March 31, 1998 were not significantly changed from the comparable period in 1997.

	Prepaids and other assets (current and long-term), goodwill, and deferred rent payable do not typically fluctuate seasonally. The amounts at March 31, 1998 were not significantly changed from the comparable period in 1997.

	Long-term debt (including current portion) at March 31, 1998 was $3,005,000 compared to $519,000 at March 31, 1997. The increase was due to long-term debt incurred during 1997 and the new store construction noted above (See
 "Capital Resources and Liquidity").
Part 2. OTHER INFORMATION

Item 1. Legal Proceedings.

	None.

Item 2. Changes in Securities.

	None.

Item 3. Defaults Upon Senior Securities.

	None.

Item 4. Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of the shareholders of the Company was held on February 11, 1998. The voting results at that meeting were as follows:

     Election of Directors:
	          Nominee	         For	      Withheld	         Broker Non-Votes
    	James C. Estill    	4,562,798     	25,389	                -0-
	    John T. Cosby	      4,562,798     	25,389                	-0-
	    John S. Peters     	4,562,798     	25,389                	-0-
	    Robert E. Glaze    	4,562,798     	25,389                	-0-
	    Dr. Stanley Block	  4,562,798     	25,389                	-0-

     Approval of Calloway's Nursery, Inc. 1997 Stock Option Plan:
          	For          	Against      	Abstain          Broker Non-Votes
	      4,414,202	        67,848        	17,125              	89,012

     Appointment of Coopers & Lybrand, LLP as auditors for fiscal year 1998:
          	For          	Against      	Abstain         	Broker Non-Votes
	      4,558,386        	22,701        	7,100                  	-0-

Item 5. Other Information.

	None.

Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits:

		None.

	(b) Reports on Form 8-K:

None.
SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1998

			CALLOWAY'S NURSERY, INC.



			By /s/ James C. Estill
			James C. Estill, President and
			Chief Executive Officer


			By /s/ Daniel G. Reynolds
			Daniel G. Reynolds, Vice President
			and Chief Financial Officer