Form 10-Q
period 1998-06-30
CALLOWAYS NURSERY INC
filed 1998-08-06
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

                                 YES [X]   NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Shares Outstanding as
                 Title                                  of July 31, 1998
                 -----                                ---------------------
  Common Stock, par value $.01 per share                    5,434,177

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   ASSETS
                                                           June 30,    September 30,   June 30,
                                                             1998          1997          1997
                                                           --------    ------------    --------
Cash and cash equivalents                                  $  4,138      $  3,688      $  6,462
Accounts receivable                                             153           132           184
Inventories                                                   2,487         1,533         1,095
Deferred income taxes                                            11           428            --
Prepaids and other assets                                       136            60            26
Property held for sale                                          857            --
                                                           --------      --------      --------
       Total current assets                                   7,782         5,841         7,767
                                                           --------      --------      --------
Property and equipment, net                                   7,134         5,466         4,733
Goodwill, net                                                 1,092         1,173         1,200
Deferred income taxes                                           581           581            34
Other assets                                                     47            50            57
                                                           ========      ========      ========
       Total assets                                        $ 16,636      $ 13,111      $ 13,791
                                                           ========      ========      ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                           $  3,296      $  1,745      $  3,843
Accrued expenses                                                956           880         1,102
Current portion of long-term debt                                87            97            38
                                                           --------      --------      --------
       Total current liabilities                              4,339         2,722         4,983
                                                           --------      --------      --------
Deferred rent payable                                         1,081         1,098         1,071
Long-term debt, net of current portion                        2,896         1,803           507
                                                           --------      --------      --------
       Total liabilities                                      8,316         5,623         6,561
                                                           --------      --------      --------
Commitments
Shareholders equity:
   Voting convertible preferred stock; par value
     $.625 per share; 3,200,000 shares authorized;
     no shares issued or outstanding                             --            --            --
   Preferred stock; par value $.01 per share;
     10,000,000 shares authorized; no shares
     issued or outstanding                                       --            --            --
   Common stock; par value $.01 per share;
     30,000,000 shares authorized; 5,684,177,
     5,582,364 and 5,548,452 shares issued,
     respectively, 5,434,177, 5,332,364 and                      56            55            55
     5,298,452 shares outstanding, respectively
   Additional paid-in capital                                 8,591         8,406         8,377
   Retained earnings                                          1,069           423           194
                                                           --------      --------      --------
                                                              9,716         8,884         8,626
   Less: Treasury stock, at cost (250,000 shares)            (1,396)       (1,396)       (1,396)
                                                           --------      --------      --------
     Total shareholders' equity                               8,320         7,488         7,230
                                                           ========      ========      ========
         Total liabilities and shareholders' equity        $ 16,636      $ 13,111      $ 13,791
                                                           ========      ========      ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          JUNE 30                           JUNE 30
                                                 -------------------------         -------------------------
                                                   1998             1997             1998             1997
                                                 --------         --------         --------         --------
NET SALES                                        $ 15,047         $ 13,108         $ 23,769         $ 22,672
Cost of goods sold                                  8,083            6,854           12,654           11,984
                                                 --------         --------         --------         --------

Gross profit                                        6,964            6,254           11,115           10,688
                                                 --------         --------         --------         --------

Operating expenses                                  2,743            2,454            6,393            5,781

Occupancy expenses                                    708              583            2,112            2,081

Advertising expenses                                  621              510            1,222            1,138

Other, net                                             79               18              311              190
                                                 --------         --------         --------         --------

Total expenses                                      4,151            3,565           10,038            9,190
                                                 --------         --------         --------         --------

Income before provision for income taxes
                                                    2,813            2,689            1,077            1,498

Provision for income taxes                          1,146               --              431               --
                                                 ========         ========         ========         ========

NET INCOME                                       $  1,667         $  2,689         $    646         $  1,498
                                                 ========         ========         ========         ========


NET INCOME PER COMMON SHARE
       Basic                                     $    .31         $    .51         $    .12         $    .29
       Diluted                                   $    .28         $    .51         $    .11         $    .29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING
       Basic                                        5,421            5,276            5,389            5,222
       Diluted                                      5,903            5,276            5,776            5,222

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -----------------
                                                                           1998         1997
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   646      $ 1,498
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       306          291
     Net change in assets and liabilities                                    979        2,639
                                                                         -------      -------

         Net cash provided by operating activities                         1,931        4,428
                                                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                  (2,750)        (996)
                                                                         -------      -------

         Net cash used for investing activities                           (2,750)        (996)
                                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                  186          127
     Net borrowings of debt                                                1,083          545
                                                                         -------      -------

         Net cash provided by financing activities                         1,269          672
                                                                         -------      -------

Net increase in cash and cash equivalents                                    450        4,104

Cash and cash equivalents at beginning of period                           3,688        2,358
                                                                         =======      =======

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 4,138      $ 6,462
                                                                         =======      =======

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at June 30, 1998, and the results of operations and cash flows for the nine-month and three-month periods ended June 30, 1998 and 1997 have been made. Such adjustments are of a normal recurring nature.

     Because of seasonal and other factors, the results of operations for the nine-month and three-month periods ended June 30, 1998 and cash flows for the six-month period ended June 30, 1998 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1998.

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

     EPS for the quarters and six month periods ended June 30, 1998 and 1997 is computed as follows (amounts, except per share amounts, in thousands):

                                                 Three Months Ended             Nine Months Ended
                                               ----------------------        ----------------------
                                               June 30        June 30        June 30        June 30
Basic EPS                                        1998           1997           1998          1997
                                               -------        -------        -------        -------
     Net income                                $ 1,667        $ 2,689        $   646        $ 1,498
     Weighted average number of shares
     outstanding                                 5,421          5,276          5,389          5,222
     Net income per common share               $   .31        $   .51        $   .12        $   .29

Diluted EPS                                      1998           1997           1998           1997
                                               -------        -------        -------        -------
     Net income                                $ 1,667        $ 2,689        $   646        $ 1,498
     Weighted average number of shares
     outstanding                                 5,903          5,276          5,776          5,222
     Net income per common share               $   .28        $   .51        $   .11        $   .29

     The Company had 941,500 and 636,000 outstanding stock options at June 30, 1998 and 1997, respectively.

3. NEW STORE CONSTRUCTION

     In October 1997 the Company purchased land and began construction of a new retail store location in Fort Worth, Texas. The purchase and construction were financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable. At June 30, 1998 the outstanding balance of the interim construction loan was $1,125,000. The interest rate is variable (9.5% at June 30, 1998).

4. INVENTORIES

     Inventories consist of the following (amounts in thousands):

                             June 30,      September 30,     June 30,
                               1998            1997            1997
                             --------      -------------     --------
Finished goods               $ 1,667         $ 1,197         $ 1,095
Work in process                  734             294              --
Supplies                          86              42              --
                             -------         -------         -------
                             $ 2,487         $ 1,533         $ 1,095
                             =======         =======         =======

5. PROPERTY HELD FOR SALE

     Land currently being offered for sale is classified separately from property and equipment. The property is carried at cost not to exceed net realizable value. Disposal is expected to occur within one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     The information presented below sets forth, for the periods indicated, the amounts of certain items derived from the statements of operations and the relative percentages that they bear to net sales of the Company (amounts in thousands):

                                       THREE MONTHS ENDED JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                              -------------------------------------------- ---------------------------------------------
                                       1998                   1997                   1998                   1997
                              --------------------- ---------------------- ---------------------- ----------------------
                                 AMOUNT        %      AMOUNT         %        AMOUNT        %       AMOUNT         %
                              ----------- --------- ----------- ---------- ----------- ---------- ----------- ----------

Net sales                      $ 15,047        100   $ 13,108         100   $ 23,769         100   $ 22,672         100
Gross profit                      6,964         46      6,254          48     11,115          47     10,688          47
Operating expenses                2,743         18      2,454          19      6,393          27      5,781          25
Occupancy expenses                  708          5        583           4      2,112           9      2,081           9
Advertising expenses                621          4        510           4      1,222           5      1,138           5
Other, net                           79          1         18          --        311           1        190           1
                               --------    -------   --------    --------   --------    --------   --------    --------
Total expenses                    4,151         28      3,565          27     10,038          42      9,190          40
                               --------    -------   --------    --------   --------    --------   --------    --------
Income before provision for
income taxes                      2,813         18      2,689          21      1,077           5      1,498           7
Provision for income taxes
                                  1,146          7         --          --        431           2         --          --
                               --------    -------   --------    --------   --------    --------   --------    --------
Net income                     $  1,667         11   $  2,689          21   $    646           3   $  1,498           7
                               ========    =======   ========    ========   ========    ========   ========    ========

Quarter Ended June 30, 1998 Compared with Quarter Ended June 30, 1997

     The Company's net sales hit record levels and pre-tax operating income rose from $2.7 million to $2.8 million. Net income for the 1998 quarter was lower due to an income tax provision of $1.1 million in 1998, compared to zero income tax provision for the comparable quarter in 1997. The tax provision in 1998 was recorded due to the adjustment of the valuation allowance recorded during the fourth quarter of fiscal 1997.

     Net sales increased by 15% to $15,047,000 for the quarter ended June 30, 1998 from $13,108,000 for the quarter ended June 30, 1997. Same store (13 stores) sales were up 14% to $13,155,000 for the quarter ended June 30, 1998 from $11,497,000 for the quarter ended June 30, 1997. Sales were particularly strong early in the quarter due to the Company's grand opening of its new prototype retail store in April and to an expanded presentation of merchandise. However, demand for living plants and related garden products in the Dallas-Fort Worth area was lower in the later part of the season in 1998.

     Gross profit increased by 11% from $6,254,000 for the quarter ended June 30, 1997 to $6,964,000 for the quarter ended June 30, 1998. Gross margins declined to 46% for the quarter ended June 30, 1998 from 48% for the quarter ended June 30, 1997. The gross margin reduction resulted from higher late-season markdowns in 1998 than in 1997.

     Operating expenses increased by 12% from $2,454,000 for the quarter ended June 30, 1997 to $2,743,000 for the quarter ended June 30, 1998, primarily due to increased payroll and related expenses.

     Occupancy expenses increased by 21% from $583,000 for the quarter ended June 30, 1997 to $708,000 for the quarter ended June 30, 1998. The increase was due to the 1997 rent reductions negotiated by the Company for certain of its retail stores, which resulted in a benefit recognized during the 1997 quarter that did not recur during the 1998 quarter.

     Advertising expenses increased by 22% from $510,000 for the quarter ended June 30, 1997 to $621,000 for the quarter ended June 30, 1998. The increase was primarily due to increased advertising in newspapers, television and radio.

     Other (net) expenses increased by 338% from $18,000 for the quarter ended June 30, 1997 to $79,000 for the quarter ended June 30, 1998. The increase was primarily due to interest expense on the increased long term debt in 1998 as compared to 1997, partially offset by slightly lower depreciation expense for the three months ended June 30, 1998 than for the three months ended June 30, 1997.

Nine months Ended June 30, 1998 Compared with Nine months Ended June 30, 1997

     The Company's net sales rose by 5%; however, pre-tax operating income declined from $1,498,000 to $1,077,000. Net income for the 1998 period was lower still, due to an income tax provision of $431,000 in 1998, compared to zero income tax provision for the comparable period in 1997. The tax provision in 1998 was recorded due to the adjustment of the valuation allowance recorded during the fourth quarter of fiscal 1997.

     Net sales increased by 5% to $23,769,000 for the nine months ended June 30, 1998 from $22,672,000 for the nine months ended June 30, 1997. Same store (13 stores) sales were up 6% to $20,899,000 for the nine months ended June 30, 1998 from $19,783,000 for the nine months ended June 30, 1997. The Company's enjoyed strong sales increases during the peak of its spring selling season in 1998. However, demand for living plants and related garden products in the Dallas-Fort Worth area was lower in both the early and later parts of the season in 1998.

     Gross profit increased by 4% from $10,688,000 for the nine months ended June 30, 1997 to $11,115,000 for the nine months ended June 30, 1998. Gross margins of 47% were achieved for both of the nine-month periods ended June 30, 1998 and 1997.

     Operating expenses increased by 11% from $5,781,000 for the nine months ended June 30, 1997 to $6,393,000 for the nine months ended June 30, 1998 primarily due to increased payroll expenses.

     Occupancy expenses increased by 1% from $2,082,000 for the nine months ended June 30, 1997 to $2,112,000 for the nine months ended June 30, 1998. The increase was due to the 1997 rent reductions negotiated by the Company for certain of its retail stores, which resulted in a benefit recognized during the 1997 period that did not reoccur during the 1998 period.

     Advertising expenses increased by 7% from $1,138,000 for the nine months ended June 30, 1997 to $1,222,000 for the nine months ended June 30, 1998. The increase was primarily due to increased advertising in newspapers, television and radio.

     Other (net) expenses increased by 64% from $190,000 for the nine months ended June 30, 1997 to $311,000 for the nine months ended June 30, 1998 The increase was primarily due to interest expense on long term debt that was higher in 1998 than during the comparable period in 1997.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flows provided by operating activities were $1,931,000, compared to cash flows provided by operations of $4,428,000 for the nine months ended June 30, 1998. The reduced cash flows from operations for the period resulted from:

     1.   Lower pre-tax income for the period;

     2.   Higher inventory levels in the retail stores;

     3. Investment in work-in-process and supplies inventories at Miller Plant Farms, the Company's newly acquired nursery production facility.

     In October 1997 the Company purchased land and constructed a new retail store location in Fort Worth, Texas. The purchase and construction were partially financed with an interim construction loan from a financial institution. The Company has obtained a commitment from the financial institution to provide permanent financing with a long-term note payable, and expects to convert the interim construction loan into a permanent loan during the fourth quarter of fiscal 1998. The new store opened on April 10, 1998. The amount outstanding at June 30, 1998 was $1,125,000, and is reflected in the June 30, 1998 Condensed Consolidated Balance Sheet as long-term debt.

     The Company believes it has adequate working capital and lines of credit to provide liquidity during future off-seasons.

BALANCE SHEET

     Cash and cash equivalents at June 30, 1998 were lower at June 30, 1998 than at June 30, 1997 due to the factors noted above (See "Capital Resources and Liquidity").

     Inventories at June 30, 1998 were higher at June 30, 1998 than at June 30, 1997 due to the factors noted above (See "Capital Resources and Liquidity").

     Deferred income taxes (current and long-term) at June 30, 1998 totaled $592,000 compared to $34,000 at June 30, 1997. The increase was due to the Company's recognition, in the fourth quarter of fiscal 1997, of the tax benefits associated with net operating loss carryforwards generated in prior years, and to a change in the valuation allowance for deferred tax assets, reduced by the income tax provision of $431,000 for the nine month period ended June 30, 1998.

     Property and equipment at June 30, 1998 was higher than at June 30, 1997 due to the new store construction noted above (See "Capital Resources and Liquidity"), as well as the acquisition of the nursery production facility during the fourth quarter of fiscal 1997.

     Accounts receivable, accounts payable, and accrued expenses vary seasonally along with sales activity. Accounts receivable at June 30, 1998 was not significantly changed from the comparable period in 1997. Accounts payable at June 30, 1998 was lower than for the comparable period in 1997. Since approximately $700,000 of inventory sold in the retail stores was produced by the Company's wholly owned nursery production facility, there were no accounts payable associated with that merchandise. Accrued expenses were lower in 1998 than in 1997 since smaller bonus accruals were made due to the reduced pre-tax operating profits.

     Prepaids and other assets (current and long-term), goodwill, and deferred rent payable do not typically fluctuate seasonally. The amounts at June 30, 1998 were not significantly changed from the comparable period in 1997.

     Long-term debt (including current portion) at June 30, 1998 was $2,983,000 compared to $545,000 at June 30, 1997. The increase was due to long-term debt incurred during 1997 and the new store construction noted above (See "Capital Resources and Liquidity").

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.
                                       11

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 1998

                                      CALLOWAY'S NURSERY, INC.



                                      By /s/ James C. Estill
                                         ---------------------------------------
                                         James C. Estill, President and
                                         Chief Executive Officer


                                      By /s/ Daniel G. Reynolds
                                         ---------------------------------------
                                         Daniel G. Reynolds, Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

                                                   SEQUENTIALLY
EXHIBIT                                              NUMBERED
NUMBER                      EXHIBIT                    PAGE
-------                     -------                ------------
Ex 27                    Financial Data Schedule