Form 10-K405
period 1998-09-30
CALLOWAYS NURSERY INC
filed 1998-12-22
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

                 -----------------------------------------------

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

                                              YES  X      NO
                                                  ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information
statements incorporated by reference in Part III of this Form 10-K.    X
                                                                      ---

As of December 21, 1998, Registrant had outstanding 5,533,938 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 21, 1998 as reported on the Nasdaq Stock Market, was approximately $5,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1999 annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                   Page
                                                                                                 Reference
                                                                                                 Form 10-K
                                                                                                 ---------
PART I

     Item 1.      Business                                                                          3

     Item 2.      Properties                                                                       10

     Item 3.      Legal Proceedings                                                                10

     Item 4.      Submission of Matters to a Vote of Security Holders                              10

PART II

     Item 5.      Market for Registrant's Common Stock and Related
                  Shareholder Matters                                                              11

     Item 6.      Selected Financial Data                                                          12

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              12

     Item 8.      Financial Statements and Supplementary Data                                      18

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                              19

PART III

     Item 10.     Directors and Executive Officers of the Registrant                               20

     Item 11.     Executive Compensation                                                           20

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                       20

     Item 13.     Certain Relationships and Related Transactions                                   20

PART IV

     Item 14.     Exhibits, Financial Statements and Schedules, and
                  Reports on Form 8-K                                                              21

PART I
ITEM 1.  BUSINESS

OUR OBJECTIVE

Calloway's Nursery, Inc. is a leading, specialty retailer of lawn and garden products. Today, we operate sixteen retail store locations in the Dallas-Fort Worth Metroplex market. Our objective is to provide an unmatched retail level of excellence in quality and variety of living plants, and related products. We intend to consistently and dependably provide quality products, information, presentation, and service, at the least comparable cost.

OUR COMPETITIVE ADVANTAGES

We believe that Calloway's success is and will be based on these significant competitive advantages:

               o  Our people
               o  Our retail stores
               o  Our merchandise
               o  Our growing facility
               o  Our suppliers
               o  Our management team

OUR PEOPLE

Our employees represent a significant competitive advantage. All Calloway's retail store managers and support teams bring a mastery of the botanical, horticultural and nursery disciplines to the retail environment that allows us to serve our customers beyond their expectations. We are committed to observe closely the ways of nature, view the wonders of growing plants, and experience the excitement of nurturing them, so that our first-hand knowledge may benefit our customers.

We have about 200 full-time employees. During our very busy spring and Christmas seasons, we supplement their efforts with seasonal and part-time employees. We consider our relations with employees to be good.

Nearly one-half of our full-time employees are either Texas Certified Nursery Professionals or Texas Master Certified Nursery Professionals. Candidates for each such certification must pass comprehensive examinations in plant identification, identification and cure of plant problems, landscaping, as well as retail merchandising and sales. The Master certification includes a weeklong intensive course and examination conducted at Texas A&M University in College Station. We believe that we employ more of these Texas Master Certified Nursery Professionals than any other organization in the state of Texas.

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

In recognition of their contributions, all of our retail Store Managers and Assistant Managers, Regional Managers, Merchandise Managers, and the management of Miller Plant Farms are eligible to receive a significant portion of their compensation in the form of bonuses based on financial performance. Through September 30, 1998 the annual profit sharing pools were calculated based upon pre-tax profit as a percentage of sales with emphasis upon increases in profit over the previous year. For fiscal 1999, the programs have been improved to focus the incentives on achieving improvements in sales, gross profit and expense control for specific profit centers.

OUR RETAIL STORES

Our modern, spacious retail store facilities are also a significant competitive advantage. Most of our retail stores have similar floorplans and designs that provide over 60,000 square feet of selling space, approximately one-third of which is covered on a year-round basis.

We select our retail store locations on the basis of demographic data, traffic patterns and shopping habits. All of the sixteen Calloway's retail stores are Company-operated. We lease twelve of the store locations and own the other four.

We've opened three new store locations within the past year (including two that opened in November 1998). We've also closed three unprofitable stores since September 1997. One of the new stores -Calloway's at Stonegate -- produced its first $1,000,000 of sales faster than any store in the Company's history.

                                    [GRAPH]

Each Calloway's retail store is arranged to provide maximum exposure to its selection of merchandise using appropriate traffic patterns and seasonally rotated displays. The retail store management team develops a floor plan in conjunction with our in-store visual marketing department. This plan is designed to provide a rewarding shopping experience.

OUR MERCHANDISE

The quality and breadth of selection of living plants and related garden products is another competitive advantage. We search for and provide appropriate living plants, and we inform our customers about the care and nurturing of those plants, and the proper use of the related products. We always treat our customers with caring respect, and we guarantee their satisfaction.

We sell a wide variety of lawn and garden products at each and every retail store. Our merchandising programs are designed to promote sales of products having the greatest appeal during a particular season of the year.

We focus on quality and breadth of selection in bedding plants and nursery stock complemented by soil amendments, fertilizers and other related garden products. The exception is that period between Thanksgiving and Christmas, at which time most sales result from cut and flocked Christmas trees and poinsettias.

Approximately two-thirds of our annual sales are derived from living plants, while the remaining one-third are made up of products that primarily relate to the care and feeding of living plants.

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

OUR GROWING FACILITY

Our growing facility, Miller Plant Farms, is a competitive advantage. In 1997 our commitment to excellence led us to acquire an established facility for the production of living plants: Miller Plant Farms.

Miller Plant Farms was developed by, and has been managed for two decades by, Mr. Mike Miller. Mr. Miller is also Past President, International Plant Propagators Society - Southern Region, Past President, Northeast Texas Nursery Growers Association, Past Director, Texas Association of Nurserymen Region III, and is a Texas Certified Nursery Professional. He received his BS in Horticulture from Kansas State University in 1974.

This growing facility enhances our proven ability to consistently, dependably provide our customers with the very best selection of top-quality living plants at the least comparable cost.

OUR SUPPLIERS

Yet another of our competitive advantages is our strong relationship with our suppliers. We purchase most of the living plants we sell, growing the remainder at our wholly owned Miller Plant Farms growing facility. We do not manufacture any of the related products.

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

OUR MANAGEMENT TEAM

The qualifications and experience of our senior management team represents a competitive advantage.

JIM ESTILL, 51, is Chairman of the Board, President and Chief Executive Officer. Jim was, along with John Cosby and John Peters, a co-founder of Calloway's in 1986. He developed a totally new chain of sixteen retail nursery stores into the leading garden center chain in North Texas. Prior to 1986, Jim was with Sunbelt Nursery Group, Inc. as President and Chief Executive Officer and Pier 1 Imports, Inc. as Vice President and General Manager. He started in retail store management. Jim received his BBA in Finance from Texas Christian University in 1969, and his MBA from TCU in 1977. A Texas Master Certified Nursery Professional, Jim is Past Vice-Chairman, Texas Certified Nursery Professional Board and Past Chairman, Texas Association of Nurserymen Education and Research Foundation.

JOHN COSBY, 55, is Vice President -- Corporate Development, Secretary and a Director. John was, along with Jim Estill and John Peters, a co-founder of Calloway's in 1986. He developed all of Calloway's retail store locations, including site selection and development, and lease and acquisition negotiations. Prior to 1986, John was with Sunbelt Nursery Group, Inc. as Vice President -- Corporate Development and Pier 1 Imports, Inc. as Real Estate Manager. He started in retail store management. John received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Master Mediator, John is Past Chairman of Optical Federal Credit Union, and Director, President, Dispute Resolution Services of Tarrant County.

JOHN PETERS, 47, is Vice President -- Operations and a Director. John was, along with Jim Estill and John Cosby, a co-founder of Calloway's in 1986. He developed the Calloway's team of people. He currently has primary responsibility for store operations, merchandising, advertising and marketing, distribution, human resources and administration. Prior to 1986, John was with Sunbelt Nursery Group, Inc. as Senior Vice President, Operations, where he was responsible for operations of all subsidiaries, including over 100 stores in five states, and two growing operations. John started in retail store management. John attended Texas Christian University. A Texas Master Certified Nursery Professional, John is Past Chairman, Texas Association of Nurserymen.

SAM WEGER, 48, is Vice President - Merchandising. Sam started with Calloway's in retail store management in 1987. He has primary responsibility for planning, procurement and replenishment of all merchandise lines. Prior to 1987, Sam was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Sam received his BBA in Political Science / Education from Fort Hays State University. A Texas Master Certified Nursery Professional, Sam is Past President of Texas Association of Nurserymen, Region 5, and Past Chairman, TAN Education Committee.

DAN REYNOLDS, 41, is Vice President - Chief Financial Officer and Assistant Secretary. Dan joined Calloway's in 1990. He developed the Calloway's financial, operating and merchandising decision-support systems. He is responsible for all financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. He also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Dan was with Atmos Energy Corporation as Financial Systems Manager and KPMG Peat Marwick LLP as Supervising Senior Accountant. Dan received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Dan is a Vice President and Director of Financial Executives Institute, Fort Worth Chapter.

THE CHALLENGES

Like any business, we face certain challenges. The major challenges are:

                  o  The retail nursery business is highly competitive
                  o  Our business is also highly seasonal
                  o  We are concentrated in a single market area

HIGHLY COMPETITIVE MARKET

The retail nursery business is highly competitive in the United States, and there may be no market more competitive than the Dallas - Fort Worth Metroplex. In this market, we compete for the loyalty of our customers with large "mass merchants" such as Home Depot, Lowe's, Kmart, Wal-Mart, and several grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than does Calloway's. Dallas-Fort Worth is also home to many independent garden centers.

For us to succeed in this environment, we must consistently and dependably represent to our customers a clearly superior value.

HIGHLY SEASONAL BUSINESS

Our business is highly seasonal. Over 1/2 of the annual sales occur in the third fiscal quarter, which is usually the only profitable quarter. Depending upon weather conditions in any given year, sales in March (which falls in the second fiscal quarter) can be strong enough or weak enough to cause major percentage swings in comparative financial results.


                                    [GRAPH]

The other three fiscal quarters have not typically been profitable. We have had success in recent years at selling Christmas trees and poinsettias during the Christmas season (which falls in the first fiscal quarter) which has tended to improve our performance for the first quarter.


                                    [GRAPH]


CONCENTRATION IN A SINGLE MARKET AREA

All of our retail stores are in the Dallas-Fort Worth Metroplex market area. Therefore, economic, weather and other circumstances that may exist from time-to-time in the Metroplex can have a significant short-term impact on our results of operations.

This past fiscal year, 1998, saw a summer heat wave of record proportions that resulted in reduced consumer demand for plants and related gardening products in the Metroplex from June through September (the third and fourth fiscal quarters).

ITEM 2.  PROPERTIES

Our retail stores are typically located in high-traffic shopping areas and all are free-standing stores. The typical retail store consists of a building (approximately 10,000 square feet), a greenhouse (approximately 12,000 square feet) and an outdoor nursery yard (approximately 40,000 square feet).

We opened a new prototype store, "Calloway's at Stonegate" in April 1998 that occupies a similar-sized site, but has a different configuration. Calloway's at Stonegate features stone buildings, a glass greenhouse and wrought iron fencing surrounding a landscaped courtyard.

As of September 30, 1998 we operated fourteen retail stores. We opened two more stores in November 1998. We own four stores and lease the other twelve (including the two we opened in November 1998).

We lease our corporate office in an office building in Fort Worth, Texas. We also lease a warehouse/distribution center in Fort Worth, Texas.

We own a wholesale nursery production facility near Tyler, Texas. That facility includes approximately 100 greenhouses and approximately 80 acres.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any litigation that we believe will materially and adversely affect financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol CLWY since the Initial Public Offering in June 26, 1991. The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:


===============================================================================================
                                                     High              Low            Close
-----------------------------------------------------------------------------------------------
FISCAL YEAR 1994
     First Quarter                                   3.625             2.250          3.000
     Second Quarter                                  3.125             2.313          2.750
     Third Quarter                                   3.250             1.750          2.000
     Fourth Quarter                                  2.125             1.000          1.500
-----------------------------------------------------------------------------------------------
FISCAL YEAR 1995
     First Quarter                                   1.625              .750          1.063
     Second Quarter                                  1.625              .875          1.313
     Third Quarter                                   1.438              .750          1.000
     Fourth Quarter                                  1.625              .813          1.156
-----------------------------------------------------------------------------------------------
FISCAL YEAR 1996
     First Quarter                                   1.219              .625           .750
     Second Quarter                                  1.188              .719          1.063
     Third Quarter                                   1.125              .719           .875
     Fourth Quarter                                  1.188              .813           .938
-----------------------------------------------------------------------------------------------
FISCAL YEAR 1997
     First Quarter                                   1.063              .719           .750
     Second Quarter                                   .938              .688           .813
     Third Quarter                                   1.094              .688          1.063
     Fourth Quarter                                  1.375             1.000          1.281
-----------------------------------------------------------------------------------------------
FISCAL YEAR 1998
     First Quarter                                   2.063             1.094          1.375
     Second Quarter                                  2.875             1.313          2.844
     Third Quarter                                   3.125             1.875          2.250
     Fourth Quarter                                  2.313              .938          1.188
===============================================================================================

The closing price of the common stock on December 21, 1998, as reported by Nasdaq, was $1.1875.

As of December 7, 1998 there were approximately 319 shareholders of record, and approximately 1,100 beneficial shareholders.

We have never paid cash dividends on common stock. We intend to retain earnings for further development of the business and, therefore, do not intend to pay cash dividends on common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the:

o   Consolidated Financial Statements included in Item 8, and
o Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                            SELECTED FINANCIAL DATA
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                 1998          1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------
Net sales                                  $   27.1      $   26.2     $   24.0     $   22.5     $   30.6
Net income (loss)                          ($    .3)     $    1.7     $     .2     $     .2     ($   4.1)
Income loss per common share:
         Basic                             ($   .05)     $    .33     $    .04     $    .03     ($   .86)
         Diluted                           ($   .05)     $    .33     $    .04     $    .03     ($   .86)
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA                           1998          1997         1996         1995         1994
Total assets                               $   14.7      $   13.1     $    8.9     $    8.4     $   11.6
Long-term debt, net of current portion     $    3.0      $    1.8     $     --     $     --     $     .8

----------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1997

The results for 1998 were disappointing. After reporting pre-tax income of $767,000 for fiscal 1997, we reported a pre-tax loss of $327,000 for fiscal 1998.

A summer heat wave of record proportions reduced consumer demand for living plants and related garden products in the Metroplex. While we reported an overall 3.1% sales increase (5.0% for the thirteen comparable stores) that sales increase was achieved at reduced gross profit margins and higher operating and advertising expenses.

SALES increased for the fourth consecutive year, even though we operated fewer stores for most of 1998 than we did for the years 1995 through 1997.

                              SALES (UNAUDITED)

                                    [GRAPH]

GROSS MARGIN (gross profit as a percentage of net sales) declined to 45.1% for 1998; it had been about 47% for the previous three years. Our reduced gross margins were the result of promotional pricing we used to stimulate sales and reduce inventories during this past summer's heat wave.

                             GROSS PROFIT MARGIN

                                    [GRAPH]

OPERATING EXPENSES increased by 9.6% to approximately $8.0 million for fiscal 1998 from approximately $7.3 million for fiscal 1997. Most of that increase was labor costs. Labor was higher in 1998 because of our effort to improve customer service and maintain larger inventories in the retail stores.

OCCUPANCY EXPENSES decreased by 1.5% to approximately $2.7 million for fiscal 1998 from approximately $2.8 million for fiscal 1997. We were able to negotiate lower rents at certain stores in 1997 that had a full-year's impact in 1998. We also closed two retail stores in 1998 that had previously been leased.

ADVERTISING EXPENSES increased by 8.3% to $1,366,000 for fiscal 1998 from $1,261,000 for fiscal 1997. We increased the size and frequency of newspaper advertising in 1998, and the newspaper advertising rates also increased.

OTHER EXPENSES include depreciation and amortization, gains on sales of properties, and net interest expense (income). Other expense increased from $248,000 for fiscal 1997 to $342,000 for fiscal 1998 because:

                  o We incurred interest expense on the long-term debt we used to buy the property for the new prototype store we opened in April 1998;
                  o We also incurred interest expense on the long-term debt we used to buy the Miller Plant Farms growing operation;
                  o Our seasonal borrowings under the working capital line of credit were higher in 1998, resulting in higher interest expense; and
                  o We maintained generally lower levels of excess cash during 1998, resulting in reduced interest income.

We adjusted the deferred tax asset valuation allowance in 1997. We determined it is more likely than not that the deferred tax assets will be realized, and that no valuation allowance is necessary. In assessing the need for a valuation allowance, we considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. We also considered positive evidence such as our history of profitable operations, and the availability of Net Operating Loss (NOL) carryforwards that expire in 2009, 2010 and 2013.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

Our results for 1997 were improved over those of 1996. We recorded net income for fiscal 1997 of $1,727,000, compared to net income of $201,000 for fiscal 1996. Pre-tax operating income increased from $228,000 for fiscal 1996 to $767,000 for fiscal 1997. The improvement in pre-tax operating income resulted from continued sales growth, strong gross margins and expenses that increased at less than the rate of sales growth.

SALES increased by just under 10%, from approximately $24.0 million for fiscal 1996 to approximately $26.2 million for fiscal 1997. Same-store sales increased by the same amount, since all store locations have been open for more than one year. The continued growth in sales resulted from:

                  o A broader and more consistent selection of living plants and related products, and
                  o The "10th Anniversary" promotion featuring the introduction of over 70 new living plant products.

GROSS PROFIT increased from approximately $11.2 million for fiscal 1996 to approximately $12.4 million for fiscal 1997. Gross margin (gross profit as a percentage of net sales) was 47% for the third consecutive year; therefore, the increase in gross profit was a direct result of the growth in sales.

OPERATING EXPENSES increased by 9% to approximately $7.3 million for fiscal 1997 from approximately $6.8 million for fiscal 1996. The increase was primarily attributable to the costs associated with the enhanced merchandise mix, special "10th Anniversary" promotion, and continuing to provide outstanding customer service to a larger number of customers.

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

OTHER EXPENSES include depreciation and amortization, gains on sales of properties, and net interest expense (income). Other expense increased from $147,000 for fiscal 1996 to $248,000 for fiscal 1997 due to:

                  o Gains on sales of properties recognized during fiscal 1996 that did not reoccur in 1997, partially offset by
                  o An increase in net interest income resulting from higher levels of available cash during fiscal 1997 compared to fiscal 1996.

We recorded an income tax benefit of $960,000 for fiscal 1997. This credit resulted from (1) utilization of net operating loss carryforwards generated in prior years, and (2) a change in the valuation allowance for deferred tax assets. [See Note 7 to Financial Statements]

We have determined that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 1997. In assessing the need for a valuation allowance, we considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered include our history of profitable operations, and the availability of its existing Net Operating Loss (NOL) carryforwards that expire in 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows used by operating activities totaled $617,000 for fiscal 1998, compared to cash flows provided by operations totaling $1,320,000 for fiscal 1997. The reduction was primarily attributable to the lower pre-tax operating income and increased inventory levels at the retail stores and at Miller Plant Farms.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows used by investing activities totaled $3,055,000 for fiscal 1998, compared to cash flows used by investing activities of $1,973,000 for fiscal 1997. The increase was due to acquisition of land and construction costs for the new prototype retail store we opened in April 1998, partially offset by the sale of land adjacent to the retail store site. We own an additional parcel of land adjacent to that same retail store site that we are actively marketing for sale.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows provided by financing activities totaled $1,633,000 for fiscal 1998, compared to $1,983,000 for fiscal 1997. We raised $151,000 by issuance of common stock to our employee stock purchase plan and through employees' exercise of stock options. [See Notes 10 and 11 to Financial Statements] In addition, we received approximately $1.2 million from long-term financing from a financial institution to provide funds for the new prototype retail store opened in April 1998. [See "Cash Flows from Investing Activities"] We also received $562,000 from a sale-leaseback of computer hardware and software that was accounted for as a capital lease.

We anticipate that cash flows from operations and existing lines of credit are sufficient to meet our working capital needs.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") in the first quarter of fiscal 1998. SFAS 128 required restatement of all prior-period EPS data presented.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130") was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. Initial application of SFAS 130 should be as of the beginning of the fiscal year and must be applied to all interim periods after initial application. We will adopt SFAS 130 in the first quarter of fiscal 1999. It is not expected to have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") was issued in June 1997 and establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and comparative information requires restatement in the initial year of application. As SFAS 131 need not be applied to interim financial statements in the initial year of application, we must implement the disclosure requirements in the consolidated financial statements for the year ending September 30, 1999. It is not expected to have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS 132") was issued in February 1998. SFAS 132 revised employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS 132 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and comparative information requires restatement in the initial year of application. We must implement the disclosure requirements in the consolidated financial statements for the year ending September 30, 1999. It is not expected to have a material impact on the consolidated financial statements.

In April 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. It is effective for financial statements for fiscal years beginning after December 15, 1998. We must implement SOP 98-5 for the fiscal year ending September 30, 2000. It is not expected to have a material impact on the consolidated financial statements.

IMPACT OF YEAR 2000 ISSUE

Our Year 2000 Project (the `Project") is in progress. The Project is addressing the Year 2000 issue that can be caused by certain computer programs being written to utilize two digits rather than four digits to define an applicable year. As a result, there is a possibility that computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in system failures or miscalculations causing disruptions of operations; for example, a temporary inability to process transactions.

We intend to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter ("Year 2000 Compliant"). Identification and assessment of systems is complete, and substantially all computer equipment and software was either already Year 2000 Compliant or has been upgraded or replaced with computer equipment and/or software that is Year 2000 Compliant. The testing, upgrading and replacement process has been accomplished with our own personnel and within the normal information technology budget.

We have initiated correspondence with our significant suppliers and service providers to determine the extent that they are vulnerable to Year 2000 issues. We expect them to respond that their Year 2000 issues are being addressed on a timely basis. Due to the fragmentation of the wholesaler nursery industry, we are not dependent upon a single supplier for inventory. Nevertheless, we intend to develop appropriate contingency plans for any significant supply disruptions that may result from its suppliers' Year 2000 issues. We will also develop appropriate contingency plans for any disruptions that may result from our service providers' Year 2000 issues. We expect that communications with third parties and development of contingency plans will be completed during fiscal 1999.

As a retailer, we are not dependent upon a single customer, so we do not intend to address any Year 2000 issues that our customers may have.

We have not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead have focused our efforts on reducing uncertainties through the reviews described above. We do not plan to develop contingency plans other than those described above unless merited by the results of our continuing reviews.

We do not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the results of operations or adversely affect our relationships with suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact our systems or our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following documents are filed as part of this report:                                 Page
---------------------------------------------------------                                 ----
FINANCIAL STATEMENTS:

     Report of Independent Auditors - KPMG Peat Marwick LLP                               F-1

     Report of Independent Accountants - PricewaterhouseCoopers L.L.P.                    F-2

     Consolidated Balance Sheets - September 30, 1998 and 1997                            F-3

     Consolidated Statements of Operations - Years Ended September 30, 1998,
         1997 and 1996                                                                    F-4

     Consolidated Statements of Shareholders' Equity - Years Ended September
         30, 1998, 1997 and 1996                                                          F-5

     Consolidated Statements of Cash Flows - Years Ended September 30, 1998,
         1997 and 1996                                                                    F-6

     Notes to Consolidated Financial Statements                                           F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)   PREVIOUS INDEPENDENT ACCOUNTANTS

     1) On August 19, 1998 the Registrant's Independent Accountants, PricewaterhouseCoopers L.L.P. (formerly Coopers & Lybrand L.L.P., which became PricewaterhouseCoopers L.L.P. on July 1, 1998) were dismissed and replaced by KPMG Peat Marwick LLP.

     2) The reports of PricewaterhouseCoopers L.L.P. on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     3) Our Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

     4) In connection with its audits for the two most recent fiscal years and through August 19, 1998 there have been no disagreements with PricewaterhouseCoopers L.L.P. on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers L.L.P., would have caused them to make reference thereto in their report on the financial statements for such years.

     5) During the two most recent fiscal years and through August 19, 1998 there have been no reportable events (as defined in Regulation S-K
          Item 304(a)(1)(v)).

NEW INDEPENDENT ACCOUNTANTS

     1) On August 19, 1998 KPMG Peat Marwick LLP was engaged as our new Independent Accountants.

     2) During the two most recent fiscal years and through August 19, 1998 we have not consulted with KPMG Peat Marwick LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv)) or a reportable event (as described in paragraph 304(a)(1)(v))).

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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:                           Page

     (1) Financial Statements:

     Report of Independent Auditors - KPMG Peat Marwick LLP                              F-1

     Report of Independent Accountants - PricewaterhouseCoopers L.L.P.                   F-2

     Consolidated Balance Sheets - September 30, 1998 and 1997                           F-3

     Consolidated Statements of Operations - Years Ended September 30, 1998,
         1997 and 1996                                                                   F-4

     Consolidated Statements of Shareholders' Equity - Years Ended September
         30, 1998, 1997 and 1996                                                         F-5

     Consolidated Statements of Cash Flows - Years Ended September 30, 1998,
         1997 and 1996                                                                   F-6

     Notes to Consolidated Financial Statements                                          F-7

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

     (2) Exhibits:

     Exhibit No.    Description
     -----------    -----------

         (3)        (a) Restated Articles of Incorporation of the Registrant.
                        (Exhibit (3)(a))1

                    (b) Form of Bylaws of the Registrant. (Exhibit (3(b)) 1

                    (c) Amendment to Bylaws Adopted on May 19, 1993. (Exhibit
                        (3(c)) 1

         (4)        (a) Specimen Stock Certificate. (Exhibit (4)(a) 1

                    (b) Form of Shareholder Rights Plan. (Exhibit (4)(b) 1

         (10)       (a) Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit (10)(a)) 1

                    (b) Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit (10)(b)) 1

                    (c) Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(c)) 1

                    (d) (Left blank intentionally.)

     Exhibit No.    Description
     -----------    -----------

         (10)       (e) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g))(1)


                    (f) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(h))(1)


                    (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i))(1)


                    (l) Extension of Employment Agreement between the
                        Registrant and James C. Estill dated July 2, 1996 (Exhibit (10)(m))(4)

                    (m) Extension of Employment Agreement between the
                        Registrant and John T. Cosby dated July 2, 1996 (Exhibit (10)(n))(4)

                    (n) Extension of Employment Agreement between the
                        Registrant and John S. Peters dated July 2, 1996 (Exhibit (10)(o))(4)

         (23)       (d) Consent of KPMG Peat Marwick LLP.(7)

         (23)       (e) Consent of PricewaterhouseCoopers L.L.P.(7)

         (27)       (a) Financial Data Schedule.(7)

         (99)       (a) Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit
                        (28))(2)

         (99)       (b) Calloway's Nursery, Inc. 1991 Stock Option Plan
                        (Exhibit (10)(d))(1)

         (99)       (c) Calloway's Nursery, Inc. 1995 Stock Option Plan for
                        Independent Directors (Exhibit (99)(c))(3)

         (99)       (d) Calloway's Nursery, Inc. 1996 Stock Option Plan
                        (Exhibit (99)(d)(5)

         (99)       (e) Calloway's Nursery, Inc. 1997 Stock Option Plan
                        (Exhibit (99)(e))(6)

         (99)       (f) Calloway's Nursery, Inc. 1998 Stock Option Plan(7)


(b) On August 19, 1998 the Registrant filed a Form 8-K Report reporting a change in its independent accountants (See Item 9).

-------------
              1   Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and
                  amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.
              2   Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and
                  amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.
              3   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended
                  September 30, 1996.
              4   Incorporated by reference to Amendment No. 1 to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.
              5   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting
                  of Shareholders.
              6   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting
                  of Shareholders.
              7   Filed herewith.

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

                                       Dated: December 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the company and in the capacities and on the dates indicated.


            NAME                                      TITLE                              DATE


/s/ James C. Estill                                  Director                       December 22, 1998
-------------------
James C. Estill


/s/ John T. Cosby                                    Director                       December 22, 1998
-----------------
John T. Cosby


/s/ John S. Peters                                   Director                       December 22, 1998
------------------
John S. Peters


/s/ Robert E. Glaze                                  Director                       December 22, 1998
-------------------
Robert E. Glaze


/s/ Dr. Stanley Block                                Director                       December 22, 1998
---------------------
Dr. Stanley Block

                         Report of Independent Auditors

The Board of Directors and Shareholders
Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheet of Calloway's Nursery, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       KPMG Peat Marwick LLP

Fort Worth, Texas
November 2, 1998

                       Report of Independent Accountants

The Board of Directors and Shareholders
Calloway's Nursery, Inc.

We have audited the accompanying consolidated balance sheet of Calloway's Nursery, Inc. as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calloway's Nursery, Inc. as of September 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



PricewaterhouseCoopers L.L.P.

Fort Worth, Texas
November 10, 1997

                            CALLOWAY'S NURSERY, INC.
                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS



                                                                       September 30, 1998  September 30, 1997
                                                                       ------------------  ------------------
Cash and cash equivalents                                                $        1,649      $        3,688
Property held for sale                                                              448                  --
Accounts receivable                                                                 148                 132
Inventories                                                                       2,341               1,533
Deferred income taxes                                                               496                 428
Prepaids and other assets                                                           112                  60
                                                                         --------------      --------------
     Total current assets                                                         5,194               5,841
Property and equipment, net                                                       7,815               5,466
Goodwill, net of accumulated amortization of $1,125,000 and
$1,017,000, respectively                                                          1,065               1,173
Deferred income taxes                                                               565                 581
Other assets                                                                         46                  50
                                                                         --------------      --------------
     Total assets                                                        $       14,685      $       13,111
                                                                         ==============      ==============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                         $        1,913      $        1,745
Accrued expenses                                                                    831                 880
Current portion of long-term debt                                                   338                  97
                                                                         --------------      --------------
     Total current liabilities                                                    3,082               2,722
Deferred rent payable                                                             1,093               1,098
Long-term debt, net of current portion                                            3,044               1,803
                                                                         --------------      --------------
     Total liabilities                                                            7,219               5,623
                                                                         --------------      --------------
Commitments and contingencies
Shareholders' equity:
   Voting convertible preferred stock; par value
     $.625 per share; 3,200,000 shares authorized; no shares
   issued or outstanding                                                             --                  --
   Preferred stock; par value $.01 per share;
     10,000,000 shares authorized; no shares issued or
   outstanding                                                                       --                  --
   Common stock; par value $.01 per share; 30,000,000 shares
   authorized; 5,735,695 and 5,582,364 shares issued,
   respectively; 5,485,695 and 5,332,364 shares outstanding,
   respectively                                                                      57                  55
   Additional paid-in capital                                                     8,666               8,406
   Retained earnings                                                                139                 423
                                                                         --------------      --------------
                                                                                  8,862               8,884
   Less: treasury stock, at cost (250,000 shares)                                (1,396)             (1,396)
                                                                         --------------      --------------
     Total shareholders' equity                                                   7,466               7,488
                                                                         --------------      --------------
     Total liabilities and shareholders' equity                          $       14,685      $       13,111
                                                                         ==============      ==============
       The accompanying notes are an integral part of these consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Year Ended          Year Ended           Year Ended
                                                September 30,       September 30,        September 30,
                                                    1998                1997                  1996
                                              ---------------      ---------------      ---------------
Net sales                                             $27,069              $26,245              $23,959
Cost of goods sold                                     14,874               13,819               12,748
                                              ---------------      ---------------      ---------------

Gross profit                                           12,195               12,426               11,211

Operating expenses                                      8,041                7,334                6,750
Occupancy expenses                                      2,773                2,816                2,937
Advertising expenses                                    1,366                1,261                1,149
Other                                                     342                  248                  147
                                              ---------------      ---------------      ---------------

Total expenses                                         12,522               11,659               10,983
                                              ---------------      ---------------      ---------------
Income (loss) before income taxes                        (327)                 767                  228
Income tax expense (benefit)                              (43)                (960)                  27
                                              ---------------      ---------------      ---------------

Net income (loss)                                       ($284)             $ 1,727                $ 201
                                              ===============      ===============      ===============

Weighted average number of common shares:
       Basic                                            5,405                5,244                5,047
       Diluted                                          5,405                5,244                5,047
Net income (loss) per common share:
       Basic                                            ($.05)                $.33                 $.04
       Diluted                                          ($.05)                $.33                 $.04

       The accompanying notes are an integral part of these consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                           Additional   Retained
                                                             Paid-in     Earnings   Treasury
                                      Shares      Amount     Capital    (Deficit)     Stock         Total
                                     -------     -------     -------     -------      -------      -------
Balance as of September 30, 1995       5,204     $    52     $ 8,107     $(1,505)     $(1,396)     $ 5,258
Issuance of common stock                 188           2         145          --           --          147
Net income                                --          --          --         201           --          201
                                     -------     -------     -------     -------      -------      -------
Balance as of September 30, 1996       5,392          54       8,252      (1,304)      (1,396)       5,606
Issuance of common stock                 190           1         154          --           --          155
Net income                                --          --          --       1,727           --        1,727
                                     -------     -------     -------     -------      -------      -------
Balance as of September 30, 1997       5,582          55       8,406         423       (1,396)       7,488
Issuance of common stock                 153           2         260          --           --          262
Net loss                                  --          --          --        (284)          --         (284)
                                     -------     -------     -------     -------      -------      -------
Balance as of September 30, 1998       5,735     $    57     $ 8,666     $   139      $(1,396)     $ 7,466
                                     =======     =======     =======     =======      =======      =======

 The accompanying notes are an integral part of these consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                  Year Ended        Year Ended        Year Ended
                                                                                   September         September         September
                                                                                    30, 1998         30, 1997          30, 1996
                                                                                  ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                              $       (284)     $      1,727      $        201
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
       Depreciation and amortization                                                       519               381               421
       Gains on property sales                                                            (153)               (1)             (167)
       Deferred income taxes                                                               (52)             (975)               27
       Stock compensation                                                                  111                72                77
       (Increase) decrease(net of effects from
       acquisition) in:
         Accounts receivable                                                               (16)               --               (77)
         Inventories                                                                      (808)             (365)               11
         Prepaid expenses and other assets                                                 (48)               15                (7)
       Increase (decrease) in:
         Accounts payable                                                                  168               291                85
         Accrued expenses                                                                  (49)              246               (34)
         Deferred rent payable                                                              (5)              (71)               38
                                                                                  ------------      ------------      ------------
       Net cash flows provided by (used for) operating
         activities                                                                       (617)            1,320               575
                                                                                  ------------      ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment                                                  (2,792)           (1,216)             (221)
   Purchase of wholesale nursery production facility                                        --              (758)               --
   Proceeds from property sales                                                            560                 1               888
   Purchase of property held for sale                                                     (823)               --                --
                                                                                  ------------      ------------      ------------
       Net cash flows provided by (used for) investing
         activities                                                                     (3,055)           (1,973)              667
                                                                                  ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  151                83                70
   Proceeds from issuance of long-term debt                                              1,204             1,933                --
   Proceeds from sale and leaseback                                                        562                --                --
   Repayments of long-term debt                                                           (134)              (33)               --
   Lease payments under capital lease                                                     (150)               --                --
                                                                                  ------------      ------------      ------------
       Net cash flows provided by
         financing activities                                                            1,633             1,983                70
                                                                                  ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                                    (2,039)            1,330             1,312

Cash and cash equivalents at beginning of year                                           3,688             2,358             1,046
                                                                                  ------------      ------------      ------------

Cash and cash equivalents at end of year                                          $      1,649      $      3,688      $      2,358
                                                                                  ============      ============      ============
Supplemental disclosure of cash flow information: Cash paid (received) during the year for:
     Interest                                                                     $        237      $         61      $          3
     Income taxes                                                                           10                --                --

 The accompanying notes are an integral part of these consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

         Calloway's Nursery, Inc. (the "Company") is engaged in the retail nursery business. The Company opened its first three retail stores in 1987.

         The Company derives its revenues from sales to consumers of living plants and related products. No single product or customer accounts for a material portion of its revenues. All of its retail stores are located in the Dallas-Fort Worth area; thus, economic, weather and other circumstances that may exist from time-to-time in the Dallas-Fort Worth area can have a significant impact on the Company's results of operations.

         During 1997, the Company formed two wholly owned subsidiaries, Miller Plant Farms, Inc. and Reynolds Land, Inc. Miller Plant Farms is the Company's wholesale nursery production facility, and Reynolds Land, Inc. holds certain real estate assets and related indebtedness. All significant intercompany accounts and transactions have been eliminated.

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

         Leasehold improvements                          Term of lease
         Land improvements                               15 years
         Buildings                                       33 years
         Furniture and fixtures                          5 years
         Vehicles                                        3 years

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company continually reevaluates the propriety of the carrying amounts of its properties as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. At September 30, 1998, the Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

         Pre-opening expenses - Pre-opening expenses, which consist primarily of labor, supplies and occupancy costs incurred prior to each new retail store's opening and promotional costs incurred during the grand opening period, are expensed as incurred.

         Net income (loss) per share - The Company adopted FASB issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128") in the first quarter of fiscal 1998. SFAS 128 simplified the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, ("APB 15"), and made them comparable to international EPS standards. SFAS 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 also required presentation of both basic and diluted EPS on the face of the statement of operations for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 requires restatement of all prior-period EPS data presented.

         Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangibles - In 1988 the Company recorded goodwill in the amount of $2,471,000 as a result of "push-down" accounting used to record a significant change in ownership as of that date. Goodwill was reduced by the tax benefit of $281,000 related to the utilization of preacquisition net operating loss carryforwards in a prior year. Goodwill is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of this goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Management believes no impairment has occurred.

         Cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. In 1995 the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") which, if fully adopted by the Company, would have changed the method the Company applies in recognizing the cost of its stock-based compensation. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has elected the pro forma disclosure provisions for its financial statements. These pro forma disclosures show the effect on the Company's net income (loss) and net income
(loss) per share as if the Company adopted the cost recognition provisions of SFAS 123. [See Note 10] The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

         The amount of the valuation allowance related to deferred tax assets at September 30, 1998 and 1997 has been estimated based on the weight of available evidence at September 30, 1998 and 1997. Such estimate could change in the future based on the occurrence of one or more future events.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 1998.

NOTE 3 - CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of the following (amounts in thousands):

                                             September 30,   September 30,
                                                 1998            1997
                                               --------       --------
Money market fund with an annualized yield
  of 5.8% as of  September 30, 1998            $  1,598       $  3,546
Demand deposit accounts                              28            121
Petty cash                                           23             21
                                               --------       --------
                                               $  1,649       $  3,688
                                               ========       ========

NOTE 5 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                       September 30,      September 30,
                                           1998               1997
                                         --------          --------
                Finished goods           $  1,510          $  1,197
                Work in process               739               294
                Supplies                       92                42
                                         --------          --------
                                         $  2,341          $  1,533
                                         ========          ========

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (amounts in thousands):

                                                          September 30,      September 30,
                                                              1998               1997
                                                            --------           --------
                Land                                        $  3,047           $  2,183
                Land improvements                                620                368
                Leasehold improvements                           600                667
                Buildings                                      3,309              2,132
                Furniture, fixtures and equipment              2,164              1,972
                Vehicles                                         423                377
                Less: accumulated depreciation and
                amortization                                  (2,348)            (2,233)
                                                            --------           --------
                                                            $  7,815           $  5,466
                                                            ========           ========

         The gross amounts of equipment and related accumulated amortization recorded under capital leases as of September 30, 1998 were $556,000 and $71,000, respectively.

NOTE 5 - ACCRUED EXPENSES

         Accrued expenses consist of the following (amounts in thousands):

                                                          September 30,     September 30,
                                                              1998              1997
                                                            --------          --------
                Accrued salaries and related taxes          $    172          $    138
                Accrued bonuses                                   --               238
                Accrued property taxes                           351               313
                Accrued sales and use taxes                      107                94
                Other                                            201                97
                                                            --------          --------
                                                            $    831          $    880
                                                            ========          ========

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):

                                                                             September 30,     September 30,
                                                                                 1998              1997
                                                                               --------          --------
       Revolving line of credit (a)                                                 $--               $--
       Notes payable - financial institutions (b),
         (c), (d), (e)                                                            2,897             1,874
       Obligations under capital lease (f)                                          406                --
       Other                                                                         79                26
                                                                               --------          --------
                                                                                  3,382             1,900
       Less: amounts due within one year                                           (338)              (97)
                                                                               --------          --------
                                                                               $  3,044          $  1,803
                                                                               ========          ========

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (a) In March 1998 the Company entered into a revolving line of credit arrangement with a bank which matures on April 1, 1999, and is collateralized by inventory, accounts receivable and certain real property. The line of credit (as well as the previous line of credit) is established to supplement sources available to meet the Company's seasonal working capital needs. No amounts were outstanding under the line of credit at September 30, 1998 or 1997. The interest rate is variable (8.75% at September 30, 1998).

              (b) In December 1996 the Company entered into a note payable to a financial institution. At September 30, 1998 the outstanding balance was $497,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $86,000 annually for a term of ten years. The interest rate is variable (9.25% at September 30, 1998).

              (c) In July 1997 a wholly owned subsidiary of the Company entered into a note payable to a financial institution. At September 30, 1998 the outstanding balance was $964,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $123,000 annually for a term of fifteen years. The interest rate is variable (9.125% at September 30, 1998).

              (d) In July 1997 the Company entered into a note payable to a financial institution. At September 30, 1998 the outstanding balance was $319,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $53,000 annually for a term of ten years. The interest rate is variable (9.5% at September 30, 1998).

              (e) In October 1997 the Company entered into a note payable to a financial institution. At September 30, 1998 the outstanding balance was $1,117,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $155,000 annually. The note is amortized over a twelve year period, with a balloon payment due in six years. The interest rate is variable (9.25% at September 30, 1998).

              (f) In May 1998 the Company entered into a sale-leaseback of computer equipment with a computer leasing company. The lease is being accounted for as a capital lease. The outstanding balance of the capital lease obligation at September 30, 1998 was $406,000. The lease requires payments of $180,000 annually for 39 months. The interest portion of these payments totals $56,000 and is excluded from the maturities schedule below.

Maturities of long-term debt are as follows (amounts in thousands):

                YEAR ENDING SEPTEMBER 30,
                1999                                 $   338
                2000                                     346
                2001                                     301
                2002                                     221
                2003                                     234
                Thereafter                             1,942
                                                     -------
                                                     $ 3,382
                                                     =======

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1998, the Company has net operating loss carryforwards of approximately $1,242,000 for income tax purposes, which will expire in 2009, 2010 and 2013 if not used.

         Components of income tax expense (benefit) consist of the following (amounts in thousands):

                                     Year Ended        Year Ended         Year Ended
                                    September 30,     September 30,      September 30,
                                       1998               1997               1996
                                     --------           --------           --------
Current expense (benefit):
         Federal                     $      9           $     15           $     --
         State                             --                 --                 --
                                     --------           --------           --------
         Total current                      9                 15                 --
                                     --------           --------           --------

Deferred expense (benefit):
         Federal                          (52)              (879)                27
         State                             --                (96)                --
                                     --------           --------           --------
         Total deferred                   (52)              (975)                27
                                     --------           --------           --------

                                     --------           --------           --------
Total expense (benefit)              $    (43)          $   (960)          $     27
                                     ========           ========           ========

         The differences between the Company's effective tax rate and the federal statutory tax rate of 34% for the fiscal years ended September 30, 1998, 1997 and 1996 relate primarily to goodwill amortization, which is not deductible for tax purposes, and to changes in the valuation allowance. The following is an analysis of such differences (amounts in thousands):

                                                        Year Ended          Year Ended          Year Ended
                                                       September 30,       September 30,       September 30,
                                                          1998                1997                1996
                                                        --------            --------            --------

Income tax expense (benefit) at statutory rate          $   (111)           $    261            $     78
State income tax, net of federal benefit                      --                  26                  --
Amortization of goodwill                                      37                  37                  37
Tax-exempt interest income                                    --                  --                  --
Other, net                                                    31                  31                  26
Valuation allowance                                           --              (1,315)               (114)
                                                        --------            --------            --------
Total income tax expense (benefit)                      $    (43)           $   (960)           $     27
                                                        ========            ========            ========
Effective tax rate                                           (13%)              (125%)                12%

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows (amounts in thousands):

                                                         September 30,      September 30,
                                                             1998               1997
                                                           --------           --------

Deferred tax liabilities:
     Depreciation                                          ($    69)          ($    18)
                                                           --------           --------
     Total deferred tax liabilities                             (69)               (18)
                                                           --------           --------
Deferred tax assets:
     Deferred rent                                              404                397
     Inventory costs capitalized for tax purposes                37                 25
     Net operating loss carryforward                            459                383
     AMT credit carryforward                                     27                 19
     Assets marked to market                                    203                203
                                                           --------           --------
     Total deferred tax assets                                1,130              1,027
                                                           --------           --------

Less: valuation allowance                                        --                 --
                                                           --------           --------
Net deferred tax asset                                     $  1,061           $  1,009
                                                           ========           ========


         The valuation allowance for deferred tax assets as of October 1, 1996 and 1997 was $1,315,000 and $0, respectively. The net change in the valuation allowance for the years ended September 30, 1998 and 1997 was $0 and a decrease of $1,315,000, respectively.

         Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 1998 and 1997. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered include the Company's history of profitable operations, and the availability of its existing Net Operating Loss (NOL) carryforwards, which expire in 2009, 2010 and 2013.

NOTE 8 - SHAREHOLDERS' EQUITY

         During 1997 and 1998, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 11) and stock option plan, receiving proceeds as follows:

                                Year Ended        Year Ended
                               September 30,     September 30,
                                   1998              1997
                                 --------          --------
Number of shares issued           143,351           189,890
Proceeds                         $151,000          $ 83,000
Compensation expense             $111,000          $ 72,000

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

         The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 1,225,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

         As permitted by SFAS 123, the Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans as the exercise price equals the stock price on the date of grant. No options were granted during the fiscal years ended September 30, 1998 and 1996. Had compensation expense been determined for stock options granted in 1997 based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for 1998, 1997 and 1996 would approximate the amounts below (amounts in thousands, except per share amounts):

                                              Year Ended             Year Ended            Year Ended
                                             September 30,          September 30,         September 30,
                                                 1998                   1997                  1996
                                             ------------           ------------          ------------
Net income (loss)                            ($       284)          $      1,474          $        201
Net income (loss) per share                  ($       .05)          $        .28          $        .04

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option pricing model with the following assumptions for stock options granted in 1997 (no options were granted in fiscal 1998 and 1996):

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

         The following tables summarizes activity in the stock option plans for the three years ended September 30, 1998:

                                                                                         Weighted
                                                                                         Average
                                                                    Shares            Exercise Price
                                                               ----------------      ---------------
          October 1, 1995                                               658,800               $1.055

               Granted                                                       --                   --
               Exercised                                                     --                   --
               Forfeited                                                 36,300               $1.000
               Expired                                                       --                   --
                                                               ----------------      ---------------
          September 30, 1996                                            622,500               $1.059

               Granted                                                  326,000               $1.107
               Exercised                                                     --                   --
               Forfeited                                                  7,000               $1.094
               Expired                                                       --                   --
                                                               ----------------      ---------------
          September 30, 1997                                            941,500               $1.075

               Granted                                                       --                   --
               Exercised                                                 10,000               $1.025
               Forfeited                                                 10,000               $1.063
               Expired                                                       --                   --
                                                               ----------------      ---------------
          September 30, 1998                                            921,500               $1.075
                                                               ================      ===============
               Exercisable, September 30, 1998                          887,450               $1.073
                                                               ================      ===============

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables summarizes information regarding stock options outstanding at September 30, 1998:

                                               Weighted     Weighted     Weighted
                                               Average      Average      Average
Range of Exercise   Options      Remaining     Exercise     Options      Exercise
    Prices        Outstanding      Life        Prices     Exercisable    Prices
-----------------------------    ---------     --------     --------     --------
$0.875 to $1.188      914,500            7     $  1.036      880,450     $  1.033
$1.189 to $6.125        7,000            2     $  6.125        7,000     $  6.125
                     --------     --------     --------     --------     --------
                      921,500            7     $  1.075      887,450     $  1.073
                     ========     ========     ========     ========     ========

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

         All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 1998, 1997 and 1996 were $111,000, $72,000 and $77,000, respectively.

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

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         As of September 30, 1998 the Company had twelve retail store locations (including two that opened in November 1998) under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

         Future minimum lease payments under noncancellable operating leases as of September 30, 1998 are as follows (amounts in thousands):

         Fiscal Year Ending
         ------------------
                  1999                        $  2,040
                  2000                           2,022
                  2001                           2,067
                  2002                           1,972
                  2003                           1,492
                  Thereafter                     6,156
                                              --------
                                              $ 15,749
                                              ========

         Rental expense for operating leases during the fiscal years ended September 30, 1998, 1997 and 1996 were approximately $2.2 million, $2.3 million, and $2.3 million, respectively.

         There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -         NET INCOME (LOSS) PER SHARE

         A reconciliation between the weighted average shares outstanding used in the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

                                                    Year Ended         Year Ended        Year Ended
                                                   September 30,      September 30,     September 30,
                                                       1998               1997              1996
                                                     --------           --------          --------
          Net income (loss)                          ($   284)          $  1,727          $    201
          Weighted average shares
             outstanding - basic                        5,405              5,244             5,047
          Effective of dilutive securities:
             Assumed exercise of stock
             options                                       --                 --                --
          Weighted average shares
             outstanding - diluted                      5,405              5,244             5,047
          Net income (loss) per share -
             basic and diluted                       ($   .05)          $    .33          $    .04

NOTE 15 - SELECTED QUARTERLY DATA (UNAUDITED)

         Amounts (except share data) are expressed in thousands:

                                   First Quarter            Second Quarter            Third Quarter           Fourth Quarter
                                --------------------      --------------------      -------------------     --------------------
                                 1998         1997         1998         1997         1998        1997        1998         1997
                                -------      -------      -------      -------      -------     -------     -------      -------
Net sales                       $ 4,495      $ 4,261      $ 4,227      $ 5,303      $15,047     $13,108     $ 3,300      $ 3,573

Gross profit                      2,029        1,773        2,122        2,661        6,964       6,254       1,080        1,738

Net income (loss)               $  (585)     $(1,083)     $  (436)     $  (108)     $ 1,667     $ 2,689     $  (930)     $   229

Net income (loss) per share
     Basic                      $  (.11)     $  (.21)     $  (.08)     $  (.02)     $   .31     $   .51     $  (.17)     $   .04
     Diluted                    $  (.11)     $  (.21)     $  (.08)     $  (.02)     $   .28     $   .51     $  (.17)     $   .04

         In the fourth quarter of 1997 the Company eliminated the deferred tax asset valuation allowance, resulting in a deferred tax benefit of $975,000.

NOTE 16 - SUBSEQUENT EVENTS

         In October 1998 the Company sold a portion of the real estate property held for sale. The proceeds of $560,000 will be used for remodeling of the two new store locations opened in November 1998 and for seasonal working capital needs.

         In November 1998 the Company opened two new retail stores, increasing the total number of retail stores to 16.

                            CALLOWAY'S NURSERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                INDEX TO EXHIBITS

                                                                                                        Sequentially
                                                                                                          Numbered
Exhibit No.                            Description                                                          Page
-----------                            -----------                                                          ----
(3)      (a)      Restated Articles of Incorporation of the Registrant. (Exhibit (3)(a))(1)
         (b)      Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
         (c)      Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))(1)
(4)      (a)      Specimen Stock Certificate. (Exhibit (4)(a)(1)
         (b)      Form of Shareholder Rights Plan. (Exhibit (4)(b)(1)
(10)     (a)      Form of Employment Agreement dated July 3, 1991 between the
                  Registrant and James C. Estill. (Exhibit (10)(a))(1)
         (b)      Form of Employment Agreement dated July 3, 1991 between the Registrant and John
                  T. Cosby. (Exhibit (10)(b))(1)
         (c)      Form of Employment Agreement dated July 3, 1991 between the
                  Registrant and John S. Peters. (Exhibit (10)(c))(1)
         (d)      (Left blank intentionally.)
         (e)      Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and each of James C. Estill and John T. Cosby.
                  (Exhibit (10)(g))(1)
         (f)      Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and John S. Peters. (Exhibit (10)(h))(1)
         (g)      Form of Indemnity Agreement dated July 3, 1991 between the
                  Registrant and each of Robert E. Glaze and Dr. Stanley Block.
                  (Exhibit (10)(i))(1)
         (l)      Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996 (Exhibit (10)(m))(4)
         (m)      Extension of Employment Agreement between the Registrant and
                  John T. Cosby dated July 2, 1996 (Exhibit (10)(n))(4)
         (n)      Extension of Employment Agreement between the Registrant and
                  John S. Peters dated July 2, 1996 (Exhibit (10)(o))(4)
(23)     (d)      Consent of KPMG Peat Marwick LLP.(7)
(23)     (e)      Consent of PricewaterhouseCoopers L.L.P.(7)
(27)     (a)      Financial Data Schedule.(7)
(99)     (a)      Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))(2)
(99)     (b)      Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit (10)(d))(1)
(99)     (c)      Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
                  Directors (Exhibit (99)(c))(3)
(99)     (d)      Calloway's Nursery, Inc. 1996 Stock Option Plan (Exhibit (99)(d)(5)
(99)     (e)      Calloway's Nursery, Inc. 1997 Stock Option Plan (Exhibit (99)(e))(6)
(99)     (f)      Calloway's Nursery, Inc. 1998 Stock Option Plan(7)

-----------------
              1   Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and
                  amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.
              2   Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and
                  amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.
              3   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended
                  September 30, 1996.
              4   Incorporated by reference to Amendment No. 1 to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.
              5   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting
                  of Shareholders.
              6   Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting
                  of Shareholders.
              7   Filed herewith.