Form 10-Q
period 1998-12-31
CALLOWAYS NURSERY INC
filed 1999-02-12
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                      Shares Outstanding as
               Title                                  of February 12, 1999
               -----                                  ---------------------
Common Stock, par value $.01 per share                      5,556,238

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS



                                                                                              PAGE
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                        3

PART I - FINANCIAL INFORMATION

     Item 1

     Index to Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                                   4

         Condensed Consolidated Statements of Operations                                         5

         Condensed Consolidated Statements of Cash Flows                                         6

         Notes to Condensed Consolidated Financial Statements                                    7

     Item 2

         Management's Discussion and Analysis of

         Financial Condition and Results of Operations                                           8

     Item 3

         Quantitative and Qualitative Disclosures about Market Risk                             11



PART II - OTHER INFORMATION

     Items 1-6                                                                                  11

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS OR INFORMATION
--------------------------------------------------------------------------------

Certain of the statements made in this Form 10-Q Report are not based on historical facts, but are forward-looking information based on assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties. These include, without limitation: general economic conditions and weather in the Dallas-Fort Worth area and competition from home improvement warehouses, discount stores, grocery stores and other retailers of nursery products.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS



                                                               DECEMBER 31,      SEPTEMBER 30,      DECEMBER 31,
                                                                  1998              1998               1997
                                                               ------------      ------------      ------------

Cash and cash equivalents                                      $      1,175      $      1,649      $      1,788
Property held for sale                                                  448               448                --
Accounts receivable                                                      80               148                19
Inventories                                                           2,604             2,341             1,482
Deferred income taxes                                                   891               496               819
Prepaids and other assets                                                78               112                67
                                                               ------------      ------------      ------------
       Total current assets                                           5,276             5,194             4,175
                                                               ------------      ------------      ------------
Property and equipment, net                                           8,090             7,815             7,532
Goodwill, net                                                         1,038             1,065             1,146
Deferred income taxes                                                   565               565               581
Other assets                                                             46                46                49
                                                               ------------      ------------      ------------
       Total assets                                            $     15,015      $     14,685      $     13,483
                                                               ============      ============      ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                               $      2,644      $      1,913      $      1,890
Accrued expenses                                                      1,066               831               901
Current portion of long-term debt                                       322               338               106
                                                               ------------      ------------      ------------
       Total current liabilities                                      4,032             3,082             2,897
                                                               ------------      ------------      ------------
Deferred rent payable                                                 1,101             1,093             1,074
Long-term debt, net of current portion                                2,978             3,044             2,537
                                                               ------------      ------------      ------------
       Total liabilities                                              8,111             7,219             6,508
                                                               ------------      ------------      ------------
Commitments
Shareholders equity:
     Voting convertible preferred stock                                  --                --                --
     Preferred stock                                                     --                --                --
     Common stock                                                        57                57                56
     Additional paid-in capital                                       8,723             8,666             8,478
Retained earnings (accumulated deficit)                                (480)              139              (163)
                                                               ------------      ------------      ------------
                                                                      8,300             8,862             8,371
Less: Treasury stock, at cost                                        (1,396)           (1,396)           (1,396)
                                                               ------------      ------------      ------------
       Total shareholders' equity                                     6,904             7,466             6,975
                                                               ------------      ------------      ------------
         Total liabilities and shareholders'
           equity                                              $     15,015      $     14,685      $     13,483
                                                               ============      ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------

Net sales                                                $    5,475      $    4,480
Cost of goods sold                                            3,117           2,451
                                                         ----------      ----------
Gross profit                                                  2,358           2,029
                                                         ----------      ----------

Operating expenses                                            2,136           1,894
Occupancy expenses                                              661             677
Advertising expenses                                            377             323
Net interest expense                                             27              12
Depreciation and amortization                                   170             100
                                                         ----------      ----------
Total expenses                                                3,371           3,006
                                                         ----------      ----------
Loss before income taxes                                     (1,013)           (977)
Income tax benefit                                             (394)           (391)
                                                         ----------      ----------
Net loss                                                 $     (619)     $     (586)
                                                         ==========      ==========

Net loss per common share
       Basic                                             $     (.11)     $     (.11)
       Diluted                                           $     (.11)     $     (.11)
Weighted average number of common shares
outstanding
       Basic                                                  5,509           5,351
       Diluted                                                5,509           5,351

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                             1998            1997
                                                                          ----------      ----------
Cash flows from operating activities:
     Net loss                                                             $     (619)     $     (586)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization                                           170             100
         Net change in operating assets and liabilities                          418             (91)
                                                                          ----------      ----------

         Net cash used for operating activities                                  (31)           (577)
                                                                          ----------      ----------

Cash flows from investing activities:
     Additions to property and equipment                                        (418)         (2,139)
                                                                          ----------      ----------

         Net cash used for investing activities                                 (418)         (2,139)
                                                                          ----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       57              73
     Net borrowings (repayments) of debt                                         (82)            743
                                                                          ----------      ----------

         Net cash provided by (used for) by financing
           activities
                                                                                 (25)            816
                                                                          ----------      ----------

Net decrease in cash and cash equivalents                                       (474)         (1,900)

Cash and cash equivalents at beginning of period                               1,649           3,688
                                                                          ----------      ----------

Cash and cash equivalents at end of period                                $    1,175      $    1,788
                                                                          ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at December 31, 1998, and the results of operations and cash flows for the three-month periods ended December 31, 1998 and 1997 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 1998 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 1998 included in the Form 10-K covering such period.

2. INVENTORIES

Inventories consist of the following (amounts in thousands):



                              December 31,     September 30,    December 31,
                                  1998             1998             1997
                              ------------     ------------     ------------

Finished goods                $      1,638     $      1,510     $        898
Work in process                        860              739              509
Supplies                               106               92               75
                              ------------     ------------     ------------
                              $      2,604     $      2,341     $      1,482
                              ============     ============     ============



3. 401(k) PLAN

On January 1, 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company is continuing the Stock Purchase Plan, which provides for Calloway's matching contributions based on each employee's years of participation. The Company does not expect to provide matching contributions for the 401(k) plan. The 401(k) plan is not expected to have a material impact on financial condition or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



----------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                                  (Amounts in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------
First quarter highlights (unaudited)                  Fiscal 1999      Fiscal 1998       Fiscal 1997
----------------------------------------------------------------------------------------------------
Sales                                                     5,475          4,480          4,261
Sales increase                                               22%             5%             2%
Same-store sales increase                                    18%            10%             2%
Number of stores (end of quarter)                            16             15             16
Gross profit margin                                          43%            45%            42%
Pre-tax operating loss                                   (1,013)          (977)        (1,083)
Net loss per share (basic and diluted)                     (.11)          (.11)          (.21)

Cash flows from operations                                  (31)          (577)            31

Retail store inventories                                  1,638            898            406
Current ratio                                              1.31           1.44           1.17
Property, plant and equipment (net)                       8,090          7,532          4,553
Long-term debt (including current portion)                3,300          2,643            562
----------------------------------------------------------------------------------------------------




Quarter Ended December 31, 1998 Compared with Quarter Ended December 31, 1997

Sales increased by 22%, led by strength in:

     o        Gardening-related products,
     o        Christmas merchandise, and
     o        New direct-import pottery lines.

Same-store sales rose a healthy 18%.

We opened two new stores, giving us sixteen stores, just before the Christmas shopping season. For the first six weeks of the quarter, we had fourteen stores, one less than a year ago.

Gross profit margins declined to 43% from 45% last year. Sales were strong for the quarter; however, our bedding plant sales were somewhat less than expected, leading to higher stock loss in that merchandise category during the quarter.

Our operating expenses were up by 13% over last year. The increased expense was due, in part, to the costs of opening the two new stores. Due to the increased sales volume, operating expenses this quarter were 39% of sales, compared to 43% of sales for the comparable quarter last year.

Occupancy expenses decreased by 2%, mostly because we closed two underperforming stores during fiscal 1998. Due to the increased sales volume, occupancy expenses were 12% of sales for the quarter, compared to 15% of sales for the comparable quarter last year.

Net interest expense increased by 125% over last year due to increased interest expense on debt used to:

     o Build or remodel the three new stores we opened in the past nine months,

     o Acquire and more fully develop our growing operation, and

     o Acquire and implement our merchandise computer system.

Depreciation expense increased by 70% over last year, mainly due to the depreciation on the assets noted above.

Advertising expenses were 7% of sales for both this quarter and the comparable quarter last year. Advertising expenses increased by 17%, in line with the 22% sales increase. The increased amount spent was due, in part, to greater use of television to promote Christmas sales.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Cash flows used by operations were $31,000 for the quarter compared to $577,000 used for the comparable quarter last year. Our financial strength and excellent relationships with our suppliers enabled us to achieve an increased inventory investment that was more than offset by increased accounts payable to our suppliers. Our increased inventory investment is primarily related to:

o Adding a new line of direct-import pottery that is unique in our marketplace, and

o Launching production of spring 1999 merchandise at our growing operation earlier than we did last year, which we expect to lead to continued improvements in quality and selection of plants that we produce for sale in our retail stores.

Cash flows used by investing activities for the quarter were much lower than they were for the comparable quarter last year. This past quarter, we spent about $400,000, mostly to remodel the two new stores we opened before the Christmas season. Last year, we spent about $2.1 million, mostly to acquire land and start construction of our new prototype store, Calloway's at Stonegate, which opened in April 1998.

Financing activities used cash flows this past quarter. We paid down $82,000 on long-term debt as scheduled. Last year, we had net borrowings of over $700,000, mostly to help finance land acquisition for the new prototype store. (We ultimately used permanent financing of $1,125,000 from a bank to help finance that store.)

The retail nursery business is very seasonal. Usually, we use cash in our operations during the first (ending December 31) and fourth (ending September
30) fiscal quarters, which are also typically not profitable. The business generates most of the operating cash flow during the profitable third fiscal quarter (ending June 30). We have obtained a revolving line of credit from a bank to help support our seasonal working capital requirements. Borrowings, if any, typically occur during February and March, and are usually repaid by April.

--------------------------------------------------------------------------------
IMPACT OF YEAR 2000 ISSUE
--------------------------------------------------------------------------------

Our Year 2000 Project (the "Project") continues. The Project is addressing the Year 2000 issue that can be caused by certain computer programs being written to utilize two digits rather than four digits to define an applicable year. As a result, there is a possibility that computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in system failures or miscalculations causing disruptions of operations; for example, a temporary inability to process transactions.

Our objective is to make sure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter ("Year 2000 Compliant"). Identification and assessment of systems is complete, and substantially all computer equipment and software was either already Year 2000 Compliant or has been upgraded or replaced with computer equipment and/or software that is Year 2000 Compliant. The testing, upgrading and replacement process has been accomplished with our own personnel and within the normal information technology budget.

We are corresponding with our significant suppliers and service providers to determine the extent that they are vulnerable to Year 2000 issues. To date, the responses indicate that their Year 2000 issues are being addressed on a timely basis. Due to the fragmentation of the wholesale nursery industry, we are not dependent upon a single supplier for inventory. Nevertheless, we are developing appropriate contingency plans for any significant supply disruptions that may result from our suppliers' Year 2000 issues. We will also develop appropriate contingency plans for any disruptions that may result from our service providers' Year 2000 issues. We expect that communications with third parties and development of contingency plans will be completed during fiscal 1999.

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

We do not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the results of operations or adversely affect our relationships with suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on our systems or our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

Dated: February 12, 1999

                                     CALLOWAY'S NURSERY, INC.


                                     By /s/ James C. Estill
                                        ----------------------------------------
                                     James C. Estill, President and
                                     Chief Executive Officer


                                     By /s/ Daniel G. Reynolds
                                        ----------------------------------------
                                     Daniel G. Reynolds, Vice President
                                     and Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                   ITEM
--------                 ----

27.01                    Financial Data Schedule
