Form 10-Q
period 1999-03-31
CALLOWAYS NURSERY INC
filed 1999-04-26
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                            YES X  NO
                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Shares Outstanding as
              Title                                    of April 23, 1999
              -----                                    -----------------
Common Stock, par value $.01 per share                       5,593,025

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999



                                                                             PAGE
FORWARD-LOOKING STATEMENTS OR INFORMATION                                      3

PART I - FINANCIAL INFORMATION

     Item 1

     Index to Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                 4

         Condensed Consolidated Statements of Operations                       5

         Condensed Consolidated Statements of Cash Flows                       6

         Notes to Condensed Consolidated Financial Statements                  7

     Item 2

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

     Item 3

         Quantitative and Qualitative Disclosures about Market Risk           13



PART II - OTHER INFORMATION

     Items 1-6                                                                13

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS OR INFORMATION
--------------------------------------------------------------------------------

Certain of the statements made in this Form 10-Q Report are not based on historical facts, but are forward-looking information based on assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve anticipated results is subject to certain risks and uncertainties. These include, without limitation: general economic conditions and weather in the Dallas-Fort Worth area and competition from home improvement warehouses, discount stores, grocery stores and other retailers of nursery products.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                      March 31,      September 30,    March 31,
                                                        1999            1998            1998
                                                    ------------    ------------    ------------

Cash and cash equivalents                           $        483    $      1,649    $        242
Property held for sale                                       448             448              --
Accounts receivable                                          134             148             655
Inventories                                                4,479           2,341           3,642
Deferred income taxes                                      1,064             496           1,150
Prepaids and other assets                                    255             112              24
                                                    ------------    ------------    ------------
   Total current assets                                    6,863           5,194           5,713
Property and equipment, net                                8,049           7,815           8,317
Goodwill, net                                              1,011           1,065           1,119
Deferred income taxes                                        565             565             581
Other assets                                                  45              46              49
                                                    ------------    ------------    ------------
     Total assets                                   $     16,533    $     14,685    $     15,779
                                                    ============    ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                    $      4,719    $      1,913    $      4,522
Accrued expenses                                             847             831             578
Current portion of long-term debt                            314             338              97
                                                    ------------    ------------    ------------
   Total current liabilities                               5,880           3,082           5,197
Deferred rent payable                                      1,108           1,093           1,077
Long-term debt, net of current portion                     2,922           3,044           2,908
                                                    ------------    ------------    ------------
     Total liabilities                                     9,910           7,219           9,182
                                                    ------------    ------------    ------------
Commitments and contingencies
Shareholders' equity:
   Voting convertible preferred stock                         --              --              --
   Preferred stock                                            --              --              --
   Common stock                                               58              57              56
   Additional paid-in capital                              8,783           8,666           8,537
   Retained earnings (accumulated deficit)                  (822)            139            (600)
                                                    ------------    ------------    ------------
                                                           8,019           8,862           7,993
   Less: Treasury stock, at cost                          (1,396)         (1,396)         (1,396)
                                                    ------------    ------------    ------------
     Total shareholders' equity                            6,623           7,466           6,597
                                                    ------------    ------------    ------------
       Total liabilities and shareholders' equity
                                                    $     16,533    $     14,685    $     15,779
                                                    ============    ============    ============

         The accompanying notes are an integral part of these condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   MARCH 31                    MARCH 31
                                           ------------------------    ------------------------
                                              1999          1998          1999          1998
                                           ----------    ----------    ----------    ----------

Net sales                                  $    5,597    $    4,227    $   11,072    $    8,722
Cost of goods sold                              2,903         2,105         6,020         4,571
                                           ----------    ----------    ----------    ----------
Gross profit                                    2,694         2,122         5,052         4,151
                                           ----------    ----------    ----------    ----------
Operating expenses                              1,964         1,720         4,075         3,602
Occupancy expenses                                684           727         1,345         1,405
Advertising expenses                              300           278           677           601
Net interest expense                               85            44           140            53
Depreciation and amortization                     176           113           343           228
                                           ----------    ----------    ----------    ----------

Total expenses                                  3,209         2,882         6,580         5,889
                                           ----------    ----------    ----------    ----------

Loss before income taxes                         (515)         (760)       (1,528)       (1,738)

Income tax benefit                               (173)         (324)         (567)         (715)
                                           ----------    ----------    ----------    ----------

Net loss                                   $     (342)   $     (436)   $     (961)   $   (1,023)
                                           ==========    ==========    ==========    ==========


Net loss per common share
       Basic                               $     (.06)   $     (.08)   $     (.17)   $     (.19)
       Diluted                             $     (.06)   $     (.08)   $     (.17)   $     (.19)

Weighted average number of common shares
   outstanding                                  5,560         5,393         5,534         5,372


         The accompanying notes are an integral part of these condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       1999           1998
                                                                     -------         -------
Cash flows from operating activities:
      Net loss                                                       $  (961)        $(1,023)
      Adjustments to reconcile net loss to net cash used
        for operating activities:
          Depreciation and amortization                                  343             228
          Net change in assets and liabilities                             3            (863)
                                                                     -------         -------
          Net cash used for operating activities                        (615)         (1,658)
                                                                     -------         -------
 Cash flows from investing activities:
      Additions to property and equipment                               (523)         (3,025)
                                                                     -------         -------
          Net cash used for investing activities                        (523)         (3,025)
                                                                     -------         -------
 Cash flows from financing activities:
      Proceeds from issuance of common stock                             118             132
      Net borrowings (repayments) of debt                               (146)          1,105
                                                                     -------         -------
          Net cash provided by (used for) financing
             activities
                                                                         (28)          1,237
                                                                     -------         -------
 Net decrease in cash and cash equivalents                            (1,166)         (3,446)

 Cash and cash equivalents at beginning of period                      1,649           3,688
                                                                     -------         -------

 Cash and cash equivalents at end of period                          $   483         $   242
                                                                     =======         =======

         The accompanying notes are an integral part of these condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at March 31, 1999, the results of operations for the three-month and six-month periods ended March 31, 1999 and 1998, and the cash flows for the six-month periods ended March 31, 1999 and 1998 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended March 31, 1999, and the cash flows for the six-month period ended March 31, 1999 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1999.

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

2. INVENTORIES

Inventories consist of the following (amounts in thousands):


                                 March 31,   September 30,    March 31,
                                   1999         1998            1998
                                 --------    ------------     --------

 Finished goods                   $3,464        $1,510        $2,546
 Work in process                     686           739           857
 Supplies                            329            92           239
                                  ------        ------        ------
                                  $4,479        $2,341        $3,642
                                  ======        ======        ======


2. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing the income available to common shareholders by the average number of shares outstanding, while diluted EPS reflects the potential dilution that could occur if stock options were exercised and resulted in the issuance of additional common stock. For each of the quarters and six-month periods ended March 31, 1999 and 1998, respectively, the Company incurred a loss from continuing operations. Therefore, none of its outstanding stock options are considered dilutive for such periods, and basic EPS and diluted EPS are the same for such periods.

3. 401(k) PLAN

On January 1, 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company is continuing its Stock Purchase Plan, which provides for Calloway's matching contributions based on each employee's years of participation. The Company does not expect to provide matching contributions for the 401(k) plan. The 401(k) plan is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------
                                                         (Amounts in thousands, except per share amounts)
==========================================================================================================
 Second quarter highlights (unaudited)                    Fiscal 1999      Fiscal 1998       Fiscal 1997
----------------------------------------------------------------------------------------------------------
 Sales                                                      5,597             4,227             5,303
 Sales increase (decrease)                                     32%              (20%)              26%
 Same-store sales increase (decrease)                          22%              (16%)              26%
 Number of stores (end of quarter)                             16                15                16
 Gross profit margin                                           48%               50%               50%
 Pre-tax operating loss                                      (514)             (760)             (108)
 Net loss per share (basic and diluted)                      (.06)             (.08)             (.02)

 Cash flows provided by (used for) operations                (584)           (1,081)              673

 Retail store inventories                                   3,464             2,546             1,912
 Current ratio                                               1.17              1.10              1.05
 Property, plant and equipment (net)                        8,049             8,317             4,687
 Long-term debt (including current portion)                 3,236             3,005               554


==========================================================================================================

Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

Sales increased by 32%, led by strength in:

   o   Trees, shrubs, ground covers and ferns,
   o   Gardening-related products, and
   o   New direct-import pottery lines.

Same-store sales rose a healthy 22%.

Gross profit margins declined to 48% from 50% last year. The decrease in gross profit margin was due to increased sales in the product categories noted above, which generally provide somewhat lower gross margins. Sales in our higher-margin categories increased at a lesser rate.

Our operating expenses were up by 14% over last year. Due to the increased sales volume, operating expenses this quarter were 35% of sales, compared to 41% of sales for the comparable quarter last year.

Occupancy expenses decreased by 6%, mostly because we closed two underperforming stores during fiscal 1998. Due to the increased sales volume, occupancy expenses were 12% of sales for the quarter, compared to 17% of sales for the comparable quarter last year.

Net interest expense increased by 93% over last year due increased interest expense on debt used to:

   o   Build or remodel the three new stores we opened in the past year,
   o   Acquire and more fully develop our growing operation, and
   o   Acquire and implement our merchandise computer system.

Depreciation and amortization expense increased by 56% over last year, mainly due to the depreciation on the assets noted above.

Advertising expenses were 5% of sales for this quarter compared to 7% of sales for the comparable quarter last year. Advertising expenses increased by 8%.

Six Months Ended March 31, 1999 Compared with Six Months Ended March 31, 1998

Sales increased by 27%, led by strength in:

   o   Christmas merchandise (during the first quarter),
   o   Trees, shrubs, ground covers and ferns,
   o   Gardening-related products, and
   o   New direct-import pottery lines.

Same-store sales rose a healthy 20%.

We opened two new stores, giving us sixteen stores, just before the Christmas shopping season. For the first six weeks of the fiscal year, we had fourteen stores, one less than a year ago.

Gross profit margins declined to 46% from 48% last year. First quarter bedding plant sales were somewhat less than expected, leading to higher stock loss in that merchandise category during the first quarter. During the second quarter, we increased our sales in product categories that generally provide somewhat lower gross margins. Sales in our higher-margin categories increased at a lesser rate.

Our operating expenses were up by 13% over last year. The increased expense was due, in part, to the costs of opening the two new stores. Due to the increased sales volume, operating expenses were 37% of sales, compared to 41% of sales for the comparable period last year.

Occupancy expenses decreased by 4%, mostly because we closed two underperforming stores during fiscal 1998. The stores we opened early in fiscal 1999 have lower rents than the ones we closed in 1998. Due to the increased sales volume, occupancy expenses were 12% of sales, compared to 16% of sales for the comparable period last year.

Net interest expense increased by 164% over last year due to larger seasonal borrowings from the revolving line of credit in 1999, and increased interest expense on debt used to:

   o   Build or remodel the three new stores we opened in the past nine months,
   o   Acquire and more fully develop our growing operation, and
   o   Acquire and implement our merchandise computer system.

Depreciation and amortization expense increased by 50% over last year, mainly due to the depreciation on the assets noted above.

Advertising expenses were 6% of sales for the first six months of fiscal 1999, compared to 7% of sales for the comparable period last year. Advertising expenses increased by 12%, below the 27% sales increase. The increased amount spent was due, in part, to greater use of television to promote Christmas sales.

------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
------------------------------------------------------------------------------

Cash flows used for operations were $615,000 for the six-month period compared to $1,658,000 used for the comparable period last year. The improvement was due to the reduced pre-tax loss, reduced accounts receivable (substantially all of our accounts receivable are from bank credit cards), and increased sales of merchandise produced by our wholly-owned Miller Plant Farms growing operation.

Cash flows used for investing activities for the six-month period were much lower than they were for the comparable period last year. This year, we have spent $523,000, mostly to remodel the two new stores we opened before the Christmas season. Last year, we spent about $3.0 million, mostly to acquire land and build our new prototype store, Calloway's at Stonegate, which opened in April 1998.

Financing activities have used cash flows so far this year. We paid down $146,000 on long-term debt as scheduled. Last year, we had net borrowings of $1,105,000, mostly to help finance land acquisition for the new prototype store.

We have entered into a contract to acquire land for a new retail store in McKinney, a suburb of Dallas. We expect to construct a new store that would open for the spring season of 2000. We are continuing to seek appropriate sites for new retail store locations.

The retail nursery business is very seasonal. Usually, we use cash in our operations during the first (ending December 31) and fourth (ending September
30) fiscal quarters, which are also typically not profitable. The business generates most of the operating cash flow during the profitable third fiscal quarter (ending June 30). We have used a revolving line of credit from a bank to help support our seasonal working capital requirements. Borrowings, if any, typically occur during February and March, and are usually repaid by April. We have a commitment from our bank to provide a revolving line of credit for the 1999-2000 seasonal requirements.

------------------------------------------------------------------------------
IMPACT OF YEAR 2000 ISSUE
------------------------------------------------------------------------------

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

We are corresponding with our significant suppliers and service providers to determine the extent that they are vulnerable to Year 2000 issues. To date, the responses indicate that their Year 2000 issues are being addressed on a timely basis. Due to the fragmentation of the wholesale nursery industry, we are not dependent upon a single supplier for inventory. Nevertheless, we are developing appropriate contingency plans for any significant supply disruptions that may result from our suppliers' Year 2000 issues. We are developing appropriate contingency plans for any disruptions that may result from our service providers' Year 2000 issues. We expect that communications with third parties and development of contingency plans will be completed during fiscal 1999.

As a retailer, we are not dependent upon a single customer, so we do not intend to address any Year 2000 issues that our customers may have.

We have not developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead have focused our efforts on reducing uncertainties through the reviews described above. We do not plan to develop contingency plans other than those described above unless merited by the results of our continuing reviews.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the shareholders of the Company was held on February 11, 1999. The voting results at that meeting were as follows:


     Election of Directors:
                   Nominee                      For                Withheld
                   -------                      ---                --------
              James C. Estill                 4,946,459            27,382
              John T. Cosby                   4,944,459            29,382
              John S. Peters                  4,944,159            29,682
              Robert E. Glaze                 4,949,459            24,382
              Dr. Stanley Block               4,949,459            24,382

     Approval of Calloway's Nursery, Inc. 1998 Stock Option Plan:


          For                        Against             Abstain            Broker Non-Votes
          ---                        -------             -------            ----------------
       4,870,152                     78,391              25,370                   -0-



     Appointment of KPMG LLP as auditors for fiscal year 1999:


          For                        Against             Abstain            Broker Non-Votes
          ---                        -------             -------            ----------------
       4,957,309                      9,132               7,400                   -0-


ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:
         None.

     (b) Reports on Form 8-K:
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 1999

                                       CALLOWAY'S NURSERY, INC.



                                       By /s/ James C. Estill
                                          ------------------------------------
                                          James C. Estill, President and
                                          Chief Executive Officer


                                       By /s/ Daniel G. Reynolds
                                          ------------------------------------
                                          Daniel G. Reynolds, Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------
  27             Financial Data Schedule