Form 10-Q
period 1999-06-30
CALLOWAYS NURSERY INC
filed 1999-08-05
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                              4200 Airport Freeway
                          Fort Worth, Texas 76117-6200
                                  817-222-1122

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Shares Outstanding as
                           Title                                  of July 31, 1999
                           -----                                  ----------------
          Common Stock, par value $.01 per share                       5,627,556

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999

PART I - FINANCIAL INFORMATION                                                            PAGE

     Item 1

     Index to Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                              3

         Condensed Consolidated Statements of Operations                                    4

         Condensed Consolidated Statements of Cash Flows                                    5

         Notes to Condensed Consolidated Financial Statements                               6

     Item 2

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                    8

     Item 3

         Quantitative and Qualitative Disclosures about Market Risk                        12

PART II - OTHER INFORMATION

     Items 1-6                                                                             13

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,    SEPTEMBER 30,    JUNE 30,
                                                        1999          1998          1998
                                                      --------    ------------    --------
Cash and cash equivalents                             $  4,211      $  1,649      $  4,138
Property held for sale                                     448           448           857
Accounts receivable                                        124           148           153
Inventories                                              3,122         2,341         2,487
Deferred income taxes                                       53           496            11
Prepaids and other assets                                  109           112           136
                                                      --------      --------      --------
       Total current assets                              8,067         5,194         7,782
                                                      --------      --------      --------
Property and equipment, net                              8,009         7,815         7,134
Goodwill, net                                              984         1,065         1,092
Deferred income taxes                                      565           565           581
Other assets                                                45            46            47
                                                      --------      --------      --------
       Total assets                                   $ 17,670      $ 14,685      $ 16,636
                                                      ========      ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                      $  2,974      $  1,913      $  3,296
Accrued expenses                                         1,633           831           956
Current portion of long-term debt                          349           338            87
                                                      --------      --------      --------
       Total current liabilities                         4,956         3,082         4,339
                                                      --------      --------      --------
Deferred rent payable                                    1,108         1,093         1,081
Long-term debt, net of current portion                   2,798         3,044         2,896
                                                      --------      --------      --------
       Total liabilities                                 8,862         7,219         8,316
                                                      --------      --------      --------
Commitments and contingencies
Shareholders' equity:
   Voting convertible preferred stock                       --            --            --
   Preferred stock                                          --            --            --
   Common stock                                             59            57            56
   Additional paid-in capital                            8,833         8,666         8,591
   Retained earnings                                     1,312           139         1,069
                                                      --------      --------      --------
                                                        10,204         8,862         9,716
   Less: Treasury stock, at cost                        (1,396)       (1,396)       (1,396)
                                                      --------      --------      --------
     Total shareholders' equity                          8,808         7,466         8,320
                                                      --------      --------      --------
       Total liabilities and shareholders' equity     $ 17,670      $ 14,685      $ 16,636
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

                            CALLOWAY'S NURSERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 JUNE 30                   JUNE 30
                                                                         ---------------------      ---------------------
                                                                           1999         1998          1999         1998
                                                                         --------     --------      --------     --------
Net sales                                                                $ 15,065     $ 15,047      $ 26,137     $ 23,769

Cost of goods sold                                                          7,243        8,083        13,263       12,654
                                                                         --------     --------      --------     --------

Gross profit                                                                7,822        6,964        12,874       11,115
                                                                         --------     --------      --------     --------

Operating expenses                                                          2,789        2,743         6,948        6,393

Occupancy expenses                                                            679          708         1,945        2,112

Advertising expenses                                                          618          621         1,294        1,222

Net interest expense (income)                                                  24           (1)          159            5

Depreciation and amortization                                                 179           80           522          306
                                                                         --------     --------      --------     --------

Total expenses                                                              4,289        4,151        10,868       10,038
                                                                         --------     --------      --------     --------

Income before provision for income taxes
                                                                            3,533        2,813         2,006        1,077

Provision for income taxes                                                  1,400        1,146           833          431
                                                                         --------     --------      --------     --------

Net income                                                               $  2,133     $  1,667      $  1,173     $    646
                                                                         ========     ========      ========     ========


Net income per common share:
       Basic                                                             $    .38     $    .31      $    .21     $    .12
       Diluted                                                           $    .37     $    .28      $    .20     $    .11

Weighted average number of common shares outstanding:
       Basic                                                                5,603        5,421         5,557        5,389
       Diluted                                                              5,841        5,903         5,735        5,776

         The accompanying notes are an integral part of these condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                     --------------------
                                                                       1999         1998
                                                                     -------      -------
Cash flows from operating activities:
     Net income                                                      $ 1,173      $   646
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                   522          306
         Net change in operating assets and liabilities                1,568          979
                                                                     -------      -------

         Net cash provided by operating activities                     3,263        1,931
                                                                     -------      -------

Cash flows from investing activities:
     Additions to property and equipment                                (635)      (2,750)
                                                                     -------      -------

         Net cash used for investing activities                         (635)      (2,750)
                                                                     -------      -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              169          186
     Net borrowings (repayments) of debt                                (235)       1,083
                                                                     -------      -------

         Net cash provided by (used for) financing activities            (66)       1,269
                                                                     -------      -------

Net increase in cash and cash equivalents                              2,562          450

Cash and cash equivalents at beginning of period                       1,649        3,688
                                                                     -------      -------

Cash and cash equivalents at end of period                           $ 4,211      $ 4,138
                                                                     =======      =======

         The accompanying notes are an integral part of these condensed financial statements.

                            CALLOWAY'S NURSERY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The interim financial statements contained herein have been prepared by Calloway's Nursery, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at June 30, 1999, the results of operations for the nine-month and three-month periods ended June 30, 1999 and 1998, and the cash flows for the nine-month periods ended June 30, 1999 and 1998 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the nine-month and three-month periods ended June 30, 1999 and cash flows for the nine-month period ended June 30, 1999 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended September 30, 1998 included in the Company's Form 10-K covering such period.

2. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128") requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, while Diluted EPS reflects the potential dilution that could occur if stock options were exercised and resulted in the issuance of common stock.

EPS for the quarters and nine month periods ended June 30, 1999 and 1998 is computed as follows (amounts, except per share amounts, in thousands):

                                           Three Months Ended     Nine Months Ended
                                           ------------------    ------------------
                                           June 30    June 30    June 30    June 30
Basic EPS                                   1999       1998       1999       1998
                                           -------    -------    -------    -------
     Net income                            $2,133     $1,667     $1,173     $  646
     Weighted average number of shares
     outstanding                            5,603      5,421      5,557      5,389
     Net income per common share           $  .38     $  .31     $  .21     $  .12

Diluted EPS                                 1999       1998       1999       1998
                                           ------     ------     ------     ------
     Net income                            $2,133     $1,667     $1,173     $  646
     Weighted average number of shares
     outstanding                            5,841      5,903      5,735      5,776
     Net income per common share           $  .37     $  .28     $  .20     $  .11

The Company had 921,500 and 941,500 outstanding stock options at June 30, 1999 and 1998, respectively. The differences between the weighted average shares outstanding used in the Basic EPS and Diluted EPS computations are due to the effect of dilutive stock options.

                            CALLOWAY'S NURSERY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                   June 30,    September 30,     June 30,
                     1999         1998             1998
                   --------    ------------      --------
Finished goods      $2,250        $1,510          $1,667
Work in process        814           739             734
Supplies                58            92              86
                    ------        ------          ------
                    $3,122        $2,341          $2,487
                    ======        ======          ======

4. 401(k) PLAN

On January 1, 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company is continuing its Stock Purchase Plan, which provides for Calloway's matching contributions based on each employee's years of participation. The Company does not provide matching contributions for the 401(k) plan. The 401(k) plan is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance of the Company, or industry results to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, but are not limited to:

o The highly competitive nature of the retail nursery business;

o The seasonality of the retail nursery business;

o The Company's concentration in a single market area.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by among other things, by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        (Amounts in thousands, except per share amounts)
==========================================================================================================
Third quarter highlights (unaudited)                  Fiscal 1999      Fiscal 1998       Fiscal 1997
----------------------------------------------------------------------------------------------------------
Sales                                                        15,065            15,047           13,108
Sales increase                                                   0%               15%               6%
Same-store sales increase (decrease)                           (4%)               14%               6%
Number of stores (end of quarter)                                16                14               15
Gross profit margin                                             52%               46%              48%
Pre-tax operating profit                                      3,533             2,813            2,689
Net income per share - diluted                                  .37               .31              .51

Cash flows provided by operations                             3,878             3,589            3,724

Retail store inventories                                      2,179             1,591            1,095
Current ratio                                                  1.63              1.79             1.18
Property, plant and equipment (net)                           8,009             7,134            4,733
Long-term debt (including current portion)                    3,147             2,983              545
==========================================================================================================

Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998

Sales were unchanged from the comparable quarter in 1998, and same-store sales dropped by 4%. During the 1998 spring season, pleasant weather in the Dallas and Fort Worth markets contributed to strong consumer demand for plants and related garden products, and we had a 15% sales increase for the third quarter in fiscal 1998. By comparison, the 1999 spring season in Dallas and Fort Worth had a more normal level of consumer demand, and our sales did not increase for the quarter. (Total sales are up by 10%, and same-store sales are up by 5% for the fiscal year-to-date, however.)

Gross profit margins improved to 52% from 46% last year. We sharply reduced the amount of stock loss (merchandise that declines in value and has to be marked down or discarded) by carefully aligning and coordinating our merchandise procurement, merchandise production (at our Miller Plant Farms growing operation) and advertising programs. The improved efficiency at Miller Plant Farms and improved purchasing execution allowed us to lower many prices for consumers and, also, achieve improved margins.

Our operating expenses were up by 2% over last year. Most of that increase was performance bonuses for managers throughout Calloway's and Miller Plant Farms related to the improved performance of their units.

Occupancy expenses decreased by 4%. The new stores we have opened during the past 1 1/2 years have generally replaced underperforming stores. We own one of the newer stores (Calloway's at Stonegate, opened April 1998) and the other stores' rents are lower than the average of our older stores.

Net interest expense increased over last year due to increased interest expense on debt used to:

     o Build or remodel the three new stores we opened in the past year,

     o Acquire and more fully develop our growing operation, and

     o Acquire and implement our merchandise computer system.

Depreciation and amortization expense over last year due to the depreciation on the assets noted above.

Advertising expenses were relatively unchanged compared to 1998.

Nine Months Ended June 30, 1999 Compared with Nine Months Ended June 30, 1998

Sales increased by 10%, led by strength in:

     o        Trees, shrubs, ground covers and ferns, and
     o        Christmas merchandise (during the first quarter).

Same-store sales rose by 5%.

We opened two new stores, giving us sixteen stores, just before the Christmas shopping season. For the first six weeks of the fiscal year, we had fourteen stores, one less than a year ago.

Gross profit margins improved to 49% from 47% last year. For the 1998 spring season (March through June) we sharply reduced the amount of stock loss (merchandise that declines in value and has to be marked down or discarded) by carefully aligning and coordinating our merchandise procurement, merchandise production (at our Miller Plant Farms growing operation) and advertising programs. The improved efficiency at Miller Plant Farms and improved purchasing execution allowed us to lower many prices for consumers and, also, achieve improved margins.

Our operating expenses were up by 9% over last year. Most of that increase was performance bonuses for managers throughout Calloway's and Miller Plant Farms related to the improved performance of their units.

Occupancy expenses decreased by 8%. The new stores we have opened during the past 1 1/2 years have generally replaced underperforming stores. We own one of the newer stores (Calloway's at Stonegate, opened April 1998) and the other stores' rents are lower than the average of our older stores.

Net interest expense increased over last year due to larger seasonal borrowings from the revolving line of credit in 1999, and increased interest expense on debt used to:

     o Build or remodel the three new stores we opened in the past nine months,

     o Acquire and more fully develop our growing operation, and

     o Acquire and implement our merchandise computer system.

Depreciation and amortization expense over last year due to the depreciation on the assets noted above.

Advertising expenses increased by 6%, and were 4% of sales for both 1998 and 1999.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Cash flows provided by operations were $3,263,000 for the nine-month period compared to $1,931,000 for the comparable period last year. The improvement was due to the improved pre-tax operating results. We started fiscal 1999 with a tax loss carryforward of $1,242,000, which minimizes the amount of federal income tax payments we are required to make.

Cash flows used for investing activities for the nine-month period were much lower than they were for the comparable period last year. This year, we have spent $635,000, mostly to remodel the two new stores we opened before the Christmas season. Last year, we spent about $2.8 million, mostly to acquire land and build our new concept store, Calloway's at Stonegate, which opened in April 1998.

Financing activities have used cash flows so far this year. We paid down $235,000 on long-term debt as scheduled. Last year, we had net borrowings of $1,083,000, mostly to help finance land acquisition for the new concept store.

We have entered into a contract to acquire land for a new retail store in McKinney, a suburb of Dallas, and entered into a lease agreement to provide a new retail store in Southlake, a suburb in northeast Tarrant County. We expect to construct those new stores to open during fiscal 2000. We are continuing to seek appropriate sites for new retail store locations.

The retail nursery business is very seasonal. Usually, we use cash in our operations during the first (ending December 31) and fourth (ending September
30) fiscal quarters, which are also typically not profitable. The business generates most of the operating cash flow during the profitable third fiscal quarter (ending June 30). We typically use a revolving line of credit from a bank to help support our seasonal working capital requirements. Borrowings, if any, typically occur during February and March, and are usually repaid by April. We have a revolving line of credit from our bank that we believe is sufficient for the 1999-2000 seasonal requirements.

--------------------------------------------------------------------------------
PROPOSED ACQUISITION
--------------------------------------------------------------------------------

In June 1999 we announced that we had reached an agreement that would allow us to acquire Cornelius Nurseries of Houston ("Cornelius").

We believe that Cornelius is one of Texas' leading garden center chains based on its sales and reputation in the industry. Cornelius currently owns and operates four retail garden centers in the Houston market, together will a large nursery growing/wholesale division. The wholesale division operates two facilities in Houston and one in Austin. Total annual sales for the Cornelius operation are approximately $20 million.

Mr. Sterling Cornelius, who would continue to provide the leadership for his Cornelius management team, would bring to Calloway's his leadership, extensive talents, and proven ability to succeed in the nursery industry which he has demonstrated over many decades.

The planned acquisition of Cornelius would place us in three of the top five retail markets in Texas (Dallas, Fort Worth and Houston) with highly respected, well known nurseries in each of those markets. Each of those markets is enjoying robust economic growth, and we would be in an excellent position to take advantage of the opportunities that represents.

A further benefit of the planned acquisition is that the greater geographic diversification of the combined companies would moderate Calloway's seasonal peaks. The more southern market of Houston has a peak selling period that is somewhat different than those we experience in Dallas and Fort Worth.

The planned acquisition is subject to completion of due diligence, financing, approval of the Company's Board of Directors, and other conditions.

--------------------------------------------------------------------------------
IMPACT OF YEAR 2000 ISSUE
--------------------------------------------------------------------------------

Our Year 2000 Project (the `Project") continues. The Project is addressing the Year 2000 issue that can be caused by certain computer programs being written to utilize two digits rather than four digits to define an applicable year. As a result, there is a possibility that computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in system failures or miscalculations causing disruptions of operations; for example, a temporary inability to process transactions.

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

We continue to correspond with our significant suppliers and service providers to determine the extent that they are vulnerable to Year 2000 issues. To date, the responses indicate that their Year 2000 issues are being addressed on a timely basis. Due to the fragmentation of the wholesale nursery industry, we are not dependent upon a single supplier for inventory. Nevertheless, we are developing appropriate contingency plans for any significant supply disruptions that may result from any of our suppliers' and/or service providers' Year 2000 issues.

As a retailer, we are not dependent upon a single customer, so we do not intend to address any Year 2000 issues that our customers may have.

We have not developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead have focused our efforts on reducing uncertainties through the reviews described above. We will develop contingency plans if merited by the results of our continuing reviews.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic financial markets.

The Company is exposed to market risk from changes in interest rate on debt. Our exposure to interest rate risk consists of variable-rate debt that is benchmarked to U.S. prime interest rates. The impact on results of operations of a one-point interest rate change on the outstanding balance of the variable-rate debt as of June 30, 1999 would not be material.

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

Dated: August 5, 1999

                                      CALLOWAY'S NURSERY, INC.



                                      By  /s/ James C. Estill
                                          -------------------
                                          James C. Estill, President and
                                          Chief Executive Officer


                                      By  /s/ Daniel G. Reynolds
                                          ----------------------
                                          Daniel G. Reynolds, Vice President and
                                          Chief Financial Officer