Form 10-K405
period 1999-09-30
CALLOWAYS NURSERY INC
filed 1999-12-28
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. [X]

As of December 22, 1999, Registrant had outstanding 5,741,258 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 22, 1999 as reported on the Nasdaq Stock Market, was approximately $5,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2000 annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                Page
                                                                             Reference
                                                                             Form 10-K
PART I

Item 1.       Business                                                            3

Item 2.       Properties                                                          9

Item 3.       Legal Proceedings                                                  10

Item 4.       Submission of Matters to a Vote of Security Holders                10

PART II

Item 5.       Market for Registrant's Common Stock and Related
              Shareholder Matters                                                10

Item 6.       Selected Financial Data                                            11

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                11

Item 7.A.     Quantitative and Qualitative Disclosures About Market Risk         17

Item 8.       Financial Statements and Supplementary Data                        17

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                17

PART III

Item 10.      Directors and Executive Officers of the Registrant                 18

Item 11.      Executive Compensation                                             18

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                         18

Item 13.      Certain Relationships and Related Transactions                     18

PART IV

Item 14.      Exhibits, Financial Statements, Schedules, and
              Reports on Form 8-K                                                18

PART I
ITEM 1. BUSINESS

RECENT DEVELOPMENTS

In September 1999 we completed the acquisition (the "Cornelius Acquisition") of certain assets of Cornelius Nurseries, Inc. ("CN"), Turkey Creek Farms, Inc. ("TCF") and Wholesale Landscape Distributors, Inc. ("WLD") (together "Cornelius"). The Cornelius Acquisition is described in Item 7 of this Form 10-K.

OUR OBJECTIVE

Calloway's Nursery, Inc. is a leading, specialty retailer of lawn and garden products in the Dallas and Fort Worth markets with sixteen retail store locations in the Metroplex. Calloway's also owns Miller Plant Farms, a growing operation of 86 acres, near Tyler, Texas. Our objective is to provide an unmatched retail level of excellence in quality and variety of living plants, and related products through retail and wholesale venues.

In September 1999 we expanded into the Houston market through the acquisition of Cornelius Nurseries, a well-established, highly regarded retail and wholesale nursery company in that market. This gives us a strong presence in plants, and related products in three of the best retail markets in Texas. We intend to continue to consistently and dependably provide quality products, information, presentation, and service, representing value in all the markets we serve.

THE NURSERY INDUSTRY

Texas is the country's third largest retail market for lawn and garden center "green goods" and the third largest producer of green goods for the retail and landscape markets.

According to the Texas Agricultural Extension Service of Texas A&M, the Texas retail market for green goods has grown from an estimated $3.2 billion in 1993 to $4.1 billion in 1997. Of this amount, approximately half of the sales are done in retail garden centers and half are done in stores whose primary business is not nursery related, such as mass merchandisers, hardware and grocery stores and home centers. In spite of the intrusion into the market by such well-known retailers as Home Depot and Lowe's this percentage has remained relatively constant.

Wholesale green goods produced in Texas are sold primarily in Texas. The size of the state offers varying climates and soils allowing for a broad range of plant production. Wholesale sales of green goods have risen from an estimated $742 million in 1993 to $961 million in 1997.

Two geographic areas where green goods production is predominant are Houston (the location of Turkey Creek Farms) and Tyler (the location of Miller Plant Farms). In the Houston area mild weather, humidity and a long growing season combine to make conditions favorable for production of a wide variety of ornamental and blooming plants. In Tyler climatic cycles, soils and water make production of roses and woody evergreens favorable.

OUR COMPETITIVE ADVANTAGES

We believe that joining with Cornelius will further enhance Calloway's success based on these jointly held significant competitive advantages:

     o   Our people
     o   Our retail stores
     o   Our merchandise
     o   Our growing and wholesale operations
     o   Our suppliers
     o   Our management team

OUR PEOPLE

Our employees represent a significant competitive advantage. All Calloway's and Cornelius retail store managers and support teams blend a mastery of the botanical, horticultural and nursery disciplines with years of retail sales experience. We are committed to observe closely the ways of nature, view the wonders of growing plants, and experience the excitement of nurturing them. Then to communicate our first-hand knowledge to our customers so they may enjoy the pleasures of creating beautiful landscapes for themselves.

Calloway's and Cornelius both have about 250 full-time employees. During our very busy spring and Christmas seasons, we supplement the efforts of our full-time employees with seasonal and part-time employees. Both companies consider their relations with employees to be good.

Nearly one-half of our full-time retail employees are either Texas Certified Nursery Professionals or Texas Master Certified Nursery Professionals. Candidates for each such certification must pass comprehensive examinations in plant identification, identification and cure of plant problems, landscaping, as well as retail merchandising and sales. The Master certification includes a weeklong intensive course and examination conducted at Texas A&M University in College Station. We believe that we as a combined group will employ more of these Texas Master Certified Nursery Professionals than any other organization in the state of Texas.

In both companies we believe in direct, face-to-face communications. We know one another by name, appreciate the work others perform, encourage one another to improve and advance, and take an interest in each other's families. We bring as many involved individuals to the decision-making process as possible. We believe in the spirit of the team and that team's ability to transcend the abilities of any one individual.

Ours is a wholesome business, offering a physically active workplace, fresh air and the challenges of fast-paced retail, growing and wholesale distribution environments. We all share the same fundamental goals, and believe we have a kinship that transcends a typical workplace. We believe in thrift and self-sufficiency, empowering our employees to do their best to achieve the team's objectives, and deliver for our customers at a level unlike any they will find elsewhere.

OUR RETAIL STORES

The management of each of the companies selected the retail store locations on the basis of demographic data, traffic patterns and shopping habits. All of the sixteen Calloway's and the four Cornelius retail stores are Company-operated. We lease twelve of the Calloway's store locations and own the other four. We also own all four of the Cornelius retail store sites.

OUR MERCHANDISE

Throughout both of our companies the quality and breadth of selection of living plants and related garden products is a major competitive advantage. Each searches for and provides appropriate living plants, and the customers are informed about the care and nurturing of those plants, and the proper use of the related products. Each of our two companies is known for treating every customer with caring respect, and their satisfaction is guaranteed.

A wide variety of lawn and garden products are sold at each and every retail store. The merchandising programs are designed to promote sales of products having the greatest appeal during a particular season of the year.

Our focus is on quality and breadth of selection in bedding plants and nursery stock complemented by soil amendments, fertilizers and other related garden products. The exception is that period between Thanksgiving and Christmas, at which time most sales result from Christmas merchandise including cut and flocked Christmas trees and poinsettias.

Other than Christmas, approximately two-thirds of our annual retail sales are derived from living plants. The remaining one-third is made up of products that primarily relate to the care and feeding of living plants. Substantially all of our growing and wholesale sales are derived from living plants.

We all believe that the living plants we sell do more than provide our customers with decoration: it is a spiritual, as well as physical, buffer against the rush, noise and press of urban life. Living plants are ecologically sound investments: taming the extremes of temperatures, reducing heat, glare and chilly winds, cleansing the air, and replenishing the earth's oxygen.

We all seek to maintain balance with our natural habitat by informing our customers so they may use our products in harmony with our habitat. The future will see us leading efforts to encourage the development of our urban environment in ways that allow all the elements to exist in harmony.

OUR GROWING AND WHOLESALE OPERATIONS

Miller Plant Farms

In 1997 Calloway's acquired an established facility for the production of living plants: Miller Plant Farms. Its primary customers, since the acquisition, are the Calloway's Nursery retail stores.

Miller Plant Farms was developed by, and has been managed for two decades by, Mr. Mike Miller. Mr. Miller is also Past President, International Plant Propagation Society - Southern Region, Past President, Northeast Texas Nursery Growers Association, Past Director, Texas Nursery and Landscape Association Region III, and is a Texas Certified Nursery Professional. He received his Bachelor of Science degree in Horticulture from Kansas State University in 1974.

This growing facility affords Calloway's the ability to dependably provide its customers with the very best selection of top-quality living plants at more favorable costs. The facility primarily produces roses, ground covers, caladiums, perennials, hollies and flowering shrubs.

Turkey Creek Farms

In 1951 the Cornelius family started this growing facility to afford them the opportunity to meet the demand for quality nursery grown products, primarily in Texas. However, the operation maintains a nice business with customers in Arkansas, Louisiana, Mississippi and Oklahoma. Its customers are nurseries and garden centers, including our Calloway's and Cornelius retail stores, national chain stores, wholesale distributors of nursery products, grocery stores, landscape contractors, developers and interior designers.

Turkey Creek Farms is professionally managed by Mr. Tom Henry. Mr. Henry is a member of International Plant Propagation Society. He received his Bachelor of Science degree with a double major in Agriculture and Business from Stephen F. Austin State University in 1989.

The products grown for sale, using state-of-the-art techniques, include flowering shrubs, grasses, trees, annuals, perennials, and blooming tropicals. The sales staff consists of a sales manager and three salespersons.

Wholesale Landscape Distributors

In 1998 Cornelius created Wholesale Landscape Distributors as a separate operation from Turkey Creek Farms to provide brokered plants and hard lines to the fast-growing landscape contractor market. Wholesale Landscape Distributors sells plants to this segment of the market produced by Turkey Creek Farms, as well as other growers, on time and to specification throughout the Houston and Austin markets.

OUR SUPPLIERS

Yet another of the competitive advantages enjoyed by each company is its strong relationship with its suppliers. Each company purchases most of the living plants it sells from independent suppliers, and grows the remainder at Miller Plant Farms and Turkey Creek Farms.

The production of plants is a fragmented industry. Plant material may be purchased from hundreds of different suppliers, most of which are located within a 150-mile radius of the various operations - allowing each company to procure merchandise with relatively short lead times. Each company works with its suppliers to attain consistency of quality, appropriate service and completeness in selection of plant varieties.

Each of the companies offers its retail customers private label products that are manufactured expressly for each company to ensure superior quality.

Both companies have a commitment to their suppliers that is guided by the Golden Rule. By treating suppliers fairly and with consideration, we establish trust and develop mutually advantageous relationships. We each expect good, competitive prices, but realize our suppliers must make a profit to stay in business and progress alongside us. Through the relationships we establish, each is able to obtain the quality, variety, timely delivery and reasonable prices that allow us to surprise and delight our customers.

OUR MANAGEMENT TEAM

JIM ESTILL, 52, is Chairman of the Board, President and Chief Executive Officer. Jim was, along with John Cosby and John Peters, a co-founder of Calloway's in 1986. He developed a totally new chain of sixteen retail nursery stores into the leading garden center chain in North Texas. Prior to 1986, Jim was with Sunbelt Nursery Group, Inc. as President and Chief Executive Officer and Pier 1 Imports, Inc. as Vice President and General Manager. He started in retail store management. Jim received his BBA in Finance from Texas Christian University in 1969, and his MBA from TCU in 1977. A Texas Master Certified Nursery Professional, Jim is Vice-Chairman, Texas Certified Nursery Professional Committee. Member of the nursery/Floral Advisory Committee of the Texas Department of Agriculture and Past Chairman, Texas Nursery and Landscape Association Education and Research Foundation.

STERLING CORNELIUS, 77, is President of Cornelius Nurseries, and a Director of Calloway's Nursery, Inc. Sterling has been with Cornelius Nurseries since his father founded the business in 1937, except for the period 1941-1945, where he served in the U.S. Navy during World War II. Sterling is a recognized leader in the nursery industry, having been President of the Texas Nursery and Landscape Association (TNLA), President of the Houston Landscape Nurserymen's Association, Chairman, Drafting Committee - Texas Certified Nursery Professional Manual and Examination, Member of the Board of Trustees of the Texas Agricultural Lifetime Leadership Board, and a member of the Texas Certified Nurserymen's Professional Committee. He is the only two-time recipient of the ARP Award - the highest honor that TNLA can bestow on one of its members. Sterling is also active in many community efforts, including past membership of the Board of Directors of the Houston Chamber of Commerce and President's Council of Houston Baptist University.

JOHN COSBY, 56, is Vice President -- Corporate Development, Secretary and a Director. John was, along with Jim Estill and John Peters, a co-founder of Calloway's in 1986. He developed all of Calloway's retail store locations, including site selection and development, and lease and acquisition negotiations. Prior to 1986, John was with Sunbelt Nursery Group, Inc. as Vice President -- Corporate Development and Pier 1 Imports, Inc. as Real Estate Manager. He started in retail store management. John received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Master Mediator, John is Past Chairman of Optical Federal Credit Union, and Director, President, Dispute Resolution Services of Tarrant County.

JOHN PETERS, 48, is President of Calloway's Nursery of Texas, Inc., Vice President and Director of Calloway's Nursery, Inc. John was, along with Jim Estill and John Cosby, a co-founder of Calloway's in 1986. He developed the Calloway's team of people. As President he has primary responsibility for store operations, merchandising, advertising and marketing, distribution, human resources and administration related to the north Texas Calloway's retail stores and Miller Plant Farms. Prior to 1986, John was with Sunbelt Nursery Group, Inc. as Senior Vice President, Operations, where he was responsible for operations of all subsidiaries, including over 100 stores in five states, and two growing operations. John started in retail store management. John attended Texas Christian University. A Texas Master Certified Nursery Professional, John is Past Chairman, Texas Nursery and Landscape Association.

DAN REYNOLDS, 42, is Vice President - Chief Financial Officer and Assistant Secretary. Dan joined Calloway's in 1990. He developed the Calloway's financial, operating and merchandising decision-support systems. He is responsible for all financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. He also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Dan was with Atmos Energy Corporation as Financial Systems Manager and KPMG LLP as Supervising Senior Accountant. Dan received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Dan is President of the Financial Executives Institute, Fort Worth Chapter.

SAM WEGER, 49, is Vice President - Merchandising. Sam started with Calloway's in retail store management in 1987. He has primary responsibility for the administration of planning, procurement and replenishment of all merchandise lines. Prior to 1987, Sam was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Sam received his BBA in Political Science / Education from Fort Hays State University. A Texas Master Certified Nursery Professional, Sam is Past President of Texas Nursery and Landscape Association, Region 5, and Past Chairman, TNLA Education Committee.

THE CHALLENGES


Like any business, we face certain challenges. The biggest challenges are:

     o   The retail nursery business is highly competitive
     o   Our business is seasonal

HIGHLY COMPETITIVE MARKET

The retail nursery business is highly competitive in the United States. In the Dallas, Fort Worth and Houston markets, we compete for the loyalty of our customers with large "mass merchants" such as Home Depot, Lowe's, Kmart, Wal-Mart, and several grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than does Calloway's. Dallas, Fort Worth and Houston are also home to many independent garden centers.

For us to succeed in this environment, we must consistently and dependably represent to our customers a clearly superior value.

SEASONAL BUSINESS

Our business is seasonal. Over one-half of Calloway's annual sales have occurred in the third fiscal quarter, which has usually been the only profitable quarter. Weather conditions in the Dallas and Fort Worth markets have caused sizable swings in quarterly sales and operating results.

                          SALES BY QUARTER (UNAUDITED)

                                    [GRAPHIC]

                  1st            2nd          3rd        4th
                 -----          -----        -----      -----
Fiscal 1997        4.3            5.3         13.1        3.6
Fiscal 1998        4.5            4.2         15.0        3.3
Fiscal 1999        5.5            5.6         15.1        4.2

Cornelius Nurseries has experienced a somewhat more moderate seasonal sales pattern. The Houston market typically enjoys an earlier start to warmer spring weather. Also, Cornelius' more extensive Christmas and gift accessories sales should provide additional sales in periods other than the spring season.

 CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K Report contains forward-looking statements. We are including this statement for the express purpose of providing Calloway's the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Report.

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, risks associated with the Cornelius Acquisition and the ability to integrate Cornelius in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the impact of the Year 2000 Issue, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

Therefore, each reader of this report is cautioned to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this Report and disclosed in our filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Report.

ITEM 2. PROPERTIES

The typical Calloway's (Dallas and Fort Worth markets) retail store is located in a high-traffic shopping area. All are free standing stores. The typical retail store consists of a building (approximately 10,000 square feet), a greenhouse (approximately 12,000 square feet) and an outdoor nursery yard (approximately 40,000 square feet).

We opened a new concept store, "Calloway's at Stonegate", in April 1998 that occupies a similar-sized site, but has a different configuration. Calloway's at Stonegate features stone buildings, a glass greenhouse and wrought iron fencing surrounding a landscaped courtyard. We have a new store under construction in McKinney that will provide another retail concept. We want each new store to fit with the community in which it is located. We plan to open the McKinney store in time for the 2000 spring season.

As of September 30, 1999 we operated sixteen Calloway's retail stores. We own the land and buildings at four locations. The other twelve locations are leased under the terms of long-term leases.

We own a nursery growing facility near Tyler, Texas. That facility includes approximately 115 greenhouses and approximately 80 acres.

With the acquisition of Cornelius Nurseries in September 1999 we acquired ownership of four retail stores, two wholesale landscape distribution centers, and Turkey Creek Farms, a 160-acre nursery growing facility north of Houston. All of the Cornelius retail stores are free standing. Three of them are located in high-traffic retail shopping areas, and the fourth is located adjacent to Turkey Creek Farms. Though each Cornelius store has a somewhat different configuration, they are about the same overall size as a Calloway's retail store.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol CLWY since the Initial Public Offering in June 26, 1991. The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:


----------------------------------------------------------------------------
                                        High           Low         Close
                                       ------         ------      --------
         FISCAL YEAR 1995
         First Quarter                  1.625           .750        1.063
         Second Quarter                 1.625           .875        1.313
         Third Quarter                  1.438           .750        1.000
         Fourth Quarter                 1.625           .813        1.156
                                       ------         ------      --------
         FISCAL YEAR 1996
         First Quarter                  1.219           .625         .750
         Second Quarter                 1.188           .719        1.063
         Third Quarter                  1.125           .719         .875
         Fourth Quarter                 1.188           .813         .938
                                       ------         ------      --------
         FISCAL YEAR 1997
         First Quarter                  1.063           .719         .750
         Second Quarter                  .938           .688         .813
         Third Quarter                  1.094           .688        1.063
         Fourth Quarter                 1.375          1.000        1.281
                                       ------         ------      --------
         FISCAL YEAR 1998
         First Quarter                  2.063          1.094        1.375
         Second Quarter                 2.875          1.313        2.844
         Third Quarter                  3.125          1.875        2.250
         Fourth Quarter                 2.313           .938        1.188
                                       ------         ------      --------
         FISCAL YEAR 1999
         First Quarter                  1.375          1.000        1.125
         Second Quarter                 1.500          1.125        1.313
         Third Quarter                  2.000          1.250        1.375
         Fourth Quarter                 1.563          1.125        1.125
---------------------------------------------------------------------------

The closing price of the common stock on December 22, 1999, as reported by Nasdaq, was $1.063. As of December 22, 1999 there were approximately 300 shareholders of record, and approximately 1,200 beneficial shareholders.

We have never paid cash dividends on common stock. We intend to retain earnings for further development of the business and, therefore, do not intend to pay cash dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                             SELECTED FINANCIAL DATA
                 (Amounts in millions, except per share amounts)

------------------------------------------------------------------------------------------
Statement of operations data              1999     1998       1997       1996      1995
                                          -----    -----      -----      -----     -----
Net sales                                 $30.4    $27.1      $26.2      $24.0     $22.5
Net income (loss)                         $  .4    $ (.3)     $ 1.7      $  .2     $  .2
Income loss per common share:
     Basic                                $ .07    $(.05)     $ .33      $ .04     $ .03
     Diluted                              $ .07    $(.05)     $ .33      $ .04     $ .03
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
Balance sheet data                        1999     1998       1997       1996      1995
                                          -----    -----      -----      -----     -----
Total assets                              $26.3    $14.7      $13.1      $ 8.9     $ 8.4
Long-term obligations                     $10.9    $ 3.0      $ 1.8      $  --     $  --
------------------------------------------------------------------------------------------


Total assets and long-term obligations increased significantly in 1999 due to the Cornelius Acquisition. [See Item 7]


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

The results for 1999 were substantially improved over those for 1998. We had our most profitable year (on a pre-tax basis) of operations since fiscal 1992.

                        PRE-TAX OPERATING PROFIT (LOSS)

                                    [GRAPHIC]

                YEAR               SALES
                ----               -----
                1995                 184
                1996                 228
                1997                 767
                1998                (327)
                1999                 799

Sales increased by 12% over 1998, marking the fifth consecutive year that sales have risen. The sixteen Calloway's stores we operated for most of fiscal 1999 is the same number of stores that we operated five years ago.

                                     SALES

                                    [GRAPHIC]

                YEAR               SALES
                ----               -----
                1995                22.5
                1996                24.0
                1997                26.2
                1998                27.1
                1999                30.4

Gross profit rose by over $2.8 million on a sales increase of about $3.3 million. We made a concerted effort to improve our gross margins (gross profit as a percentage of net sales) and had success in these key areas:

     o Our new incentive programs rewarded store management and other middle managers for focus on improving gross margins by reducing the amount of stock loss.

     o Our Miller Plant Farms wholesale growing operation sharply improved its delivery of high-quality, timely merchandise to our retail stores.

     o Our merchandise computer system, implemented in 1998, provided us with accurate and timely sales and inventory information to support rapid replenishment, particularly during peak seasons.

     o Our new line of direct-import pottery, unique to our markets, earned higher gross margins than many of our existing merchandise lines.

                                  GROSS MARGIN

                                    [GRAPHIC]

                YEAR               SALES
                ----               -----
                1995                47.0%
                1996                46.8%
                1997                47.3%
                1998                45.1%
                1999                49.3%


Operating expenses increased 17% from $7.8 million to $9.1 million. Substantially all of the increase was for bonuses earned for generating improved sales, gross profit, and reduced expenses as a percentage of sales. Store management teams and other middle managers earned most of the bonuses.

Occupancy expenses were reduced by 2%. The two new stores we opened early in fiscal 1999 increased the total number of retail stores in Dallas-Fort Worth to sixteen. However, those two stores essentially replaced stores that had been closed during fiscal 1997 and fiscal 1998, and the newer stores have generally lower rents than the ones that had been closed.

Advertising expenses rose by only 5%. We focused our use of the advertising media to coincide with seasonal peaks in demand, which led to the 12% sales gain with only a 5% increase in advertising expenses.

Depreciation and amortization rose from $519,000 for fiscal 1998 to $696,000 for fiscal 1999. That increase was primarily due to a full year's depreciation on a new, company-owned store we opened in the middle of fiscal 1998 and the depreciation on the merchandise computer system that was also implemented in the middle of fiscal 1998.

Net interest expense also increased, from $100,000 for fiscal 1998 to $216,000 for fiscal 1999. That increase was also primarily due to full year's interest expense on a new, company-owned store we opened in the middle of fiscal 1998 and the interest expense on the merchandise computer system that was also implemented in the middle of fiscal 1998.

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

Net interest expense was $100,000 for fiscal 1998 compared to net interest income of $133,000 for fiscal 1997 because:

     o We incurred interest expense on the long-term debt we used to buy the property for the new prototype store we opened in April 1998.

     o We also incurred interest expense on the long-term debt we used to buy the Miller Plant Farms growing operation.

     o Our seasonal borrowings under the working capital line of credit were higher in 1998, resulting in higher interest expense.

     o We maintained generally lower levels of excess cash during 1998, resulting in reduced interest income.

Depreciation and amortization, increased from $381,000 for fiscal 1997 to $519,000 for fiscal 1998 because of the additional depreciation on the new prototype store and Miller Plant Farms.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $1,164,000 for fiscal 1999, compared to cash flows used by operations of $617,000 for fiscal 1998.

The improvement was primarily the result of improved pre-tax operating income. In addition, year-end bonuses, primarily to store management teams and other middle managers, totaling approximately $508,000 were accrued at September 30, 1999, so they did not impact operating cash flows for fiscal 1999. Most of those bonuses were paid in December 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows used by investing activities increased to $9,927,000 for fiscal 1999 from $3,055,000 for fiscal 1998. Substantially all of those cash flows were for the Cornelius Nurseries acquisition completed in September 1999. Additions to property and equipment (other than those acquired in the Cornelius Nurseries acquisition) were almost completely offset by the proceeds from the sale in September 1999 of land that had been held for sale.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows provided by financing activities increased to $7,176,000 for fiscal 1999 from $1,633,000 for fiscal 1998. Most of the increase was the $6.5 million we borrowed from a financial institution to help finance the Cornelius Nurseries acquisition. We also borrowed a net of $463,000 under our seasonal working capital line of credit.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") was issued in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 on October 1, 2000. We do not believe it will have a material impact on the consolidated financial statements.

IMPACT OF YEAR 2000 ISSUE

Our Year 2000 Project (the "Project") was completed during fiscal 1999. The Project addressed the Year 2000 issue that can be caused by certain computer programs being written to utilize two digits rather than four digits to define an applicable year. As a result, there is a possibility that computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in system failures or miscalculations causing disruptions of operations; for example, a temporary inability to process transactions.

Our objective was to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter ("Year 2000 Compliant"). Identification and assessment of systems is complete, and substantially all computer equipment and software was either already Year 2000 Compliant or has been upgraded or replaced with computer equipment and/or software that is Year 2000 Compliant. The testing, upgrading and replacement process was accomplished with our own personnel and within the normal information technology budget.

When we acquired the assets of Cornelius Nurseries, we immediately extended our Year 2000 Project to identify and remediate Cornelius' Year 2000 issues. We completed that Project in November 1999.

Due to the fragmentation of the wholesale nursery industry, we are not dependent upon a single supplier for inventory, nor are we dependent upon a single customer for sales. Also, since the month of January is typically the slowest sales month for the nursery industry in our markets, we believe that our contingency plans are appropriate for any disruptions that may occur.

We do not expect to incur significant operational problems due to the Year 2000 issue. However, there can be no assurance that the Year 2000 issue will not materially impact the results of operations or adversely affect our relationships with suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on our systems or our results of operations.

CORNELIUS NURSERIES ACQUISITION

In September 1999 we completed the Cornelius Acquisition. [See Note 18 to Consolidated Financial Statements]

Cornelius operates four retail garden centers in the Houston market, a growing operation near Houston and two wholesale distribution centers (one each in Houston and near Austin). Cornelius' annual sales were approximately $20 million in 1999.

We acquired substantially all of the inventories and property, plant and equipment of Cornelius for cash of approximately $8.5 million and $4.0 million redemption value of non-dividend, preferred stock with a mandatory redemption after five years. [See Note 19 to Consolidated Financial Statements] Other than the obligation to pay approximately $845,000 to suppliers for certain inventories, we did not assume any material liabilities of Cornelius.

The Cornelius Acquisition was recorded under the purchase method of accounting. The purchase price totaled approximately $11.8 million as follows (amounts in thousands):

     Cash                                                              $ 8,500
     Preferred stock, non-dividend, mandatory redemption after five
        years, $4.0 million redemption value, at estimated fair value    1,890
     Accounts payable                                                      845
     Acquisition costs                                                     551
                                                                       -------
        Total purchase price                                           $11,786
                                                                       =======

We financed the cash portion of the purchase price with a real estate note payable from our bank totaling $6.5 million. The note has monthly payments of about $67,000 based on a fifteen-year amortization. The note matures in five years with a balloon payment due at that time. The interest rate is variable, tied to our bank's current prime lending rate. [See Note 7 to Consolidated Financial Statements]

The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of the acquisition. Since the fair market value of assets acquired and liabilities assumed exceeded the purchase price, the resulting excess was allocated proportionately to reduce the carrying amounts of noncurrent assets, resulting in assets being recorded as follows (amounts in thousands):

Inventories                                                            $ 6,500
Property and equipment                                                   5,286
                                                                       -------
   Total assets                                                        $11,786
                                                                       =======

The assets acquired and liabilities assumed have been included in the consolidated balance sheet as of September 30, 1999. The operating results for Cornelius for the period between September 22, 1999 and September 30, 1999 have not been included in the consolidated financial statements for the Company for the fiscal year ended September 30, 1999 because, in our view, they were not material to the consolidated financial statements.

In connection with the Cornelius Acquisition we issued 40,000 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value to the shareholders of Cornelius. The Preferred Stock has a liquidation preference of $100 per share and no voting rights, except as otherwise required by law. We may, at any time prior to September 21, 2004, redeem any portion or all of the outstanding shares of Preferred Stock for $100 per share. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share.

The Preferred Stock has been recorded at its estimated fair value of approximately $1,890,000. The carrying amount of the Preferred Stock will be accreted at each balance sheet date to its redemption amount using the interest method. The resulting increase in the carrying amount of the Preferred Stock will reduce income applicable to common shareholders.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000. Thus, the remaining redemption amount of the Preferred Stock was reduced to $3,420,200.

We believe that the cash flows from operations, supplemented on a seasonal basis by revolving credit lines, should adequately support servicing of the debt related to the Cornelius Acquisition. We expect to either extend the maturity of the five-year, $6.5 million note payable to our bank, or arrange for alternative financing that is for a longer term.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates and its common stock price. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of September 30, 1999, we had no foreign exchange contracts and/or options outstanding.

We manage our interest rate risk by balancing (a) the amount of variable-rate long-term debt with (b) the amounts due under long-term leases, which typically have fixed rental payments that do not fluctuate with interest rate changes. For our variable-rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 1999 Calloway's had variable rate long-term debt of $9.2 million. In addition, we had future minimum lease payments under noncancellable operating leases of $13.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $92,000 for the variable-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included in a separate section of this Report. The index is included under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)   PREVIOUS INDEPENDENT ACCOUNTANTS

1) On August 19, 1998 the Registrant's former Independent Accountants, PricewaterhouseCoopers LLP, were dismissed and replaced by KPMG LLP.

2) The reports of PricewaterhouseCoopers LLP on the financial statements as of and for the years ended September 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

3) The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change Independent Accountants.

4) In connection with its audits of the financial statements as of and for the years ended September 30, 1997 and 1996 and through August 19, 1998 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

5) During the years ended September 30, 1997 and 1996 and through August 19, 1998 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

b)   CURRENT INDEPENDENT AUDITORS

1) On August 19, 1998 KPMG LLP was engaged as the Registrant's current Independent Auditors.

2) During the years ended September 30, 1997 and 1996 and through August 19, 1998 the Registrant had not consulted with KPMG LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv)) or a reportable event (as described in paragraph 304(a)(1)(v))).

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                        ----
(a)(1)  FINANCIAL STATEMENTS

Independent Auditors' Report - KPMG LLP                                                  F-1

Report of Independent Accountants - PricewaterhouseCoopers LLP                           F-2

Consolidated Balance Sheets - September 30, 1999 and 1998                                F-3

Consolidated Statements of Operations - Years Ended September 30, 1999,
     1998 and 1997                                                                       F-4

Consolidated Statements of Shareholders' Equity - Years Ended September 30,
     1999, 1998 and 1997                                                                 F-5

Consolidated Statements of Cash Flows - Years Ended September 30, 1999,
     1998 and 1997                                                                       F-6

Notes to Consolidated Financial Statements                                               F-7

(a)(2)  SCHEDULES

Schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)  EXHIBITS

Exhibit No.                Description
-----------                -----------
(3)    (a)    Restated Articles of Incorporation of the Registrant. (Exhibit
              (3)(a))(1)
       (b)    Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
       (c)    Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c)) (1)
(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a) (1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b) (1)
(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and James C. Estill. (Exhibit (10)(a)) (1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John T. Cosby. (Exhibit (10)(b)) (1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(c)) (1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of James C. Estill and John T. Cosby. (Exhibit
              (10)(g)) (1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(h)) (1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of Robert E. Glaze and Dr. Stanley Block.
              (Exhibit (10)(i)) (1)
       (h)    Extension of Employment Agreement between the Registrant and James
              C. Estill dated July 2, 1997 (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and John
              T. Cosby dated July 2, 1997 (Exhibit (10)(n)) (2)
       (j)    Extension of Employment Agreement between the Registrant and John
              S. Peters dated July 2, 1997 (Exhibit (10)(o)) (2)
       (k)    Employment Agreement between the Registrant and C. Sterling
              Cornelius dated September 21, 1999.(3)
(21)   (a)    Subsidiaries of the Registrant. (3)
(23)   (d)    Consent of KPMG LLP. (3)
(23)   (e)    Consent of PricewaterhouseCoopers LLP (3)
(27)   (a)    Financial Data Schedule. (3)
(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit
              (10)(d))(1)
(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan (Exhibit (99)(d)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan (Exhibit (99)(e))(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan (3)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined
              Financial Statements as of and for the years ended September 30,
              1998 and 1997 (Exhibit 99.1)(8)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma
              Condensed Financial Information as of June 30, 1999 and for the
              nine month period ended June 30, 1999 and for the year ended
              September 30, 1998 (Exhibit 99.2)(8)

--------

(1) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.

(2) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.

(3) Filed herewith.

(4) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.

(5) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.

(6) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

(8) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 8-K Report filed October 1, 1999.

(b) REPORTS ON FORM 8-K

On October 1, 1999 the Registrant filed a Form 8-K Report with the Securities and Exchange Commission to report the acquisition of certain assets of Cornelius Nurseries, Inc., Turkey Creek Farms, Inc. and Wholesale Landscape Distributors, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CALLOWAY'S NURSERY, INC.

                                            By:

                                            /s/ James C. Estill
                                            -----------------------------------
                                            James C. Estill, President and
                                            Chief Executive Officer


                                            /s/ Daniel G. Reynolds
                                            -----------------------------------
                                            Daniel G. Reynolds, Vice President
                                            and Chief Financial Officer

                                            Dated: December 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the company and in the capacities and on the dates indicated.

Name                             Title               Date
----                             -----               ----
/s/ James C. Estill              Director            December 28, 1999
-------------------
James C. Estill


/s/ John T. Cosby                Director            December 28, 1999
-----------------
John T. Cosby


/s/ John S. Peters               Director            December 28, 1999
------------------
John S. Peters


/s/ Robert E. Glaze              Director            December 28, 1999
-------------------
Robert E. Glaze


/s/ Dr. Stanley Block            Director            December 28, 1999
---------------------
Dr. Stanley Block


/s/ C. Sterling Cornelius        Director            December 28, 1999
-------------------------
C. Sterling Cornelius

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheets of Calloway's Nursery, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                        KPMG LLP

Fort Worth, Texas
November 19, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Calloway's Nursery, Inc.

In our opinion, the accompanying consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated results of operations and cash flows of Calloway's Nursery, Inc for the year ended September 30, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

November 10, 1997

                            CALLOWAY'S NURSERY, INC.
                           CONSOLIDATED BALANCE SHEETS
           (amounts in thousands, except share and per share amounts)


                                                                                 September 30,       September 30,
                                                                                     1999                1998
                                                                                 -------------       -------------
                                                    ASSETS
Cash and cash equivalents                                                          $     62            $  1,649
Property held for sale                                                                   --                 448
Accounts receivable                                                                      54                 148
Inventories                                                                           9,736               2,341
Deferred income taxes                                                                    --                 496
Prepaids and other assets                                                               137                 112
                                                                                   --------            --------
   Total current assets                                                               9,989               5,194
Property and equipment, net                                                          13,859               7,815
Goodwill, net of accumulated amortization of $1,017,000 and
   $908,000, respectively
                                                                                        956               1,065
Deferred income taxes                                                                 1,392                 565
Other assets                                                                            139                  46
                                                                                   --------            --------
     Total assets                                                                  $ 26,335            $ 14,685
                                                                                   ========            ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                   $  3,356            $  1,913
Accrued expenses                                                                      1,210                 831
Notes payable, current                                                                  463                  --
Current portion of long-term debt                                                       558                 338
Deferred income taxes, current                                                          622                  --
                                                                                   --------            --------
   Total current liabilities                                                          6,209               3,082
Deferred rent payable                                                                 1,113               1,093
Long-term debt, net of current portion                                                9,003               3,044
                                                                                   --------            --------
   Total liabilities                                                                 16,325               7,219
                                                                                   --------            --------
Commitments and contingencies
Non-Voting Acquisition Preferred Stock with mandatory
   redemption provisions; par value $.01 per share; 40,000
   shares authorized, issued and outstanding                                          1,890                  --
Shareholders' equity:
Voting convertible preferred stock; par value
    $.625 per share; 3,200,000 shares authorized; no shares
    issued or outstanding
                                                                                         --                  --
Preferred stock; par value $.01 per share;
    9,960,000 shares authorized; no shares issued or outstanding                         --                  --
Common stock; par value $.01 per share; 30,000,000 shares
    authorized; 5,940,766 and 5,735,695 shares issued,
    respectively; 5,690,766 and 5,485,695 shares outstanding,
    respectively
                                                                                         59                  57
   Additional paid-in capital                                                         8,927               8,666
   Retained earnings                                                                    530                 139
                                                                                   --------            --------
                                                                                      9,516               8,862
   Less: treasury stock, at cost (250,000 shares)                                    (1,396)             (1,396)
                                                                                   --------            --------
     Total shareholders' equity                                                       8,120               7,466
                                                                                   --------            --------
     Total liabilities and shareholders' equity                                    $ 26,335            $ 14,685
                                                                                   ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)


                                           Year Ended      Year Ended        Year Ended
                                          September 30,   September 30,     September 30,
                                              1999            1998              1997
                                          -------------   -------------     -------------
Net sales                                 $      30,355   $      27,069     $      26,245
Cost of goods sold                               15,397          14,874            13,819
                                          -------------   -------------     -------------

Gross profit                                     14,958          12,195            12,426

Operating expenses                                9,101           7,764             7,334
Occupancy expenses                                2,709           2,773             2,816
Advertising expenses                              1,437           1,366             1,261
Depreciation and amortization                       696             519               381
Interest expense                                    321             237                61
Interest income                                    (105)           (137)             (194)
                                          -------------   -------------     -------------

Total expenses                                   14,159          12,522            11,659
                                          -------------   -------------     -------------
Income (loss) before income taxes                   799            (327)              767
Income tax expense (benefit)                        408             (43)             (960)
                                          -------------   -------------     -------------

Net income (loss)                         $         391   $        (284)    $       1,727
                                          =============   =============     =============

Weighted average number of common shares:
       Basic                                      5,579           5,405             5,244
       Diluted                                    5,758           5,405             5,244
Net income (loss) per common share:
       Basic                              $         .07   $        (.05)    $         .33
       Diluted                            $         .07   $        (.05)    $         .33



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)


                                         Common Stock       Additional   Retained
                                     --------------------    Paid-in      Earnings   Treasury
                                      Shares      Amount     Capital     (Deficit)    Stock       Total
                                     --------    --------   ----------   ---------   --------   ---------
Balance as of September 30, 1996        5,392    $     54   $    8,252   $  (1,304)  $ (1,396)  $   5,606
Issuance of common stock                  190           1          154          --         --         155
Net income                                 --          --           --       1,727         --       1,727
                                     --------    --------   ----------   ---------   --------   ---------
Balance as of September 30, 1997        5,582          55        8,406         423     (1,396)      7,488
Issuance of common stock                  154           2          260          --         --         262
Net loss                                   --          --           --        (284)        --        (284)
                                     --------    --------   ----------   ---------   --------   ---------
Balance as of September 30, 1998        5,736          57        8,666         139     (1,396)      7,466
Issuance of common stock                  205           2          261                                263
Net income                                                                     391                    391
                                     --------    --------   ----------   ---------   --------   ---------
Balance as of September 30, 1999        5,941    $     59   $    8,927   $     530   $ (1,396)  $   8,120
                                     ========    ========   ==========   =========   ========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                    Year Ended      Year Ended        Year Ended
                                                                   September 30,   September 30,     September 30,
                                                                       1999            1998              1997
                                                                   -------------   -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                               $         391   $        (284)    $       1,727
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
       Depreciation and amortization                                         696             519               381
       Gains on property sales                                               (21)           (153)               (1)
       Deferred income taxes                                                 291             (52)             (975)
       Stock compensation                                                    116             111                72

       (Increase) decrease (net of effects from acquisition) in:

            Accounts receivable                                               94             (16)               --
            Inventories                                                     (895)           (808)             (365)
            Prepaid expenses and other assets                                (22)            (48)               15

       Increase (decrease) (net of effects from acquisition) in:

            Accounts payable                                                 115             168               291
            Accrued expenses                                                 379             (49)              246
            Deferred rent payable                                             20              (5)              (71)
                                                                   -------------   -------------     -------------
Net cash flows provided by (used for) operating activities                 1,164            (617)            1,320
                                                                   -------------   -------------     -------------
Cash flows from investing activities:
     Additions to property and equipment                                  (1,333)         (2,792)           (1,216)
     Acquisition of Cornelius Nurseries                                   (9,051)             --                --
     Purchase of wholesale nursery production facility                        --              --              (758)
     Proceeds from property sales                                            457             560                 1
     Purchase of property held for sale                                       --            (823)               --
                                                                   -------------   -------------     -------------
       Net cash flows used for investing activities                       (9,927)         (3,055)           (1,973)
                                                                   -------------   -------------     -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                  147             151                83
     Proceeds from issuance of long-term debt                              6,522           1,204             1,933
     Proceeds from sale and leaseback                                         --             562                --
     Net borrowings under revolving line of credit                           463              --                --
     Repayments of long-term debt                                           (197)           (134)              (33)
     Lease payments under capital lease                                     (146)           (150)               --
     Bank overdraft                                                          483              --                --
     Payment of debt issuance costs                                          (96)             --                --
                                                                   -------------   -------------     -------------
Net cash flows provided by financing activities                            7,176           1,633             1,983
                                                                   -------------   -------------     -------------

Net increase (decrease) in cash and cash equivalents                      (1,587)         (2,039)            1,330
Cash and cash equivalents at beginning of year                             1,649           3,688             2,358
                                                                   -------------   -------------     -------------

Cash and cash equivalents at end of year                           $          62   $       1,649     $       3,688
                                                                   =============   =============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                                        $   321   $         237     $          61
         Income taxes                                                         72              10                --

   The Company issued non-dividend preferred stock with mandatory redemption provisions with a fair value of $1,890, and assumed accounts payable of $845, in exchange for certain assets relating to the Cornelius acquisition.



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

The Company derives its revenues from sales to consumers of living plants and related products. No single product or customer accounts for a material portion of its revenues. Until September 1999, all of its retail stores were located in the Dallas-Fort Worth area; thus, economic, weather and other circumstances that existed from time-to-time in the Dallas-Fort Worth area had a significant impact on the Company's results of operations.

During 1997 the Company formed two wholly owned subsidiaries, Miller Plant Farms, Inc. and Reynolds Land, Inc. Miller Plant Farms is the Company's wholesale nursery production facility, and Reynolds Land, Inc. holds certain real estate assets and related indebtedness. All significant intercompany accounts and transactions have been eliminated.

In September 1999 the Company acquired certain assets of Cornelius Nurseries, Inc and two affiliated entities ("Cornelius"). Cornelius operates four retail garden centers in the Houston market, a growing operation near Houston and two wholesale distribution centers (one each in Houston and near Austin).

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

Property and equipment - Property and equipment are capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the lease term. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired, and the related accumulated depreciation and amortization, are removed from the accounts and any resultant gain or loss is included in operating results. The useful lives for purposes of calculating depreciation and amortization are as follows:

         Leasehold improvements              Term of lease
         Land improvements                   15 years
         Buildings                           33 years
         Furniture and fixtures              5 years
         Vehicles                            3 years

The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. At September 30, 1999, the Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

Pre-opening expenses - Pre-opening expenses, which consist primarily of labor, supplies and occupancy costs incurred prior to each new retail store's opening and promotional costs incurred during the grand opening period, are expensed as incurred.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net income (loss) per share - Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Intangibles - Goodwill is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of this goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Management believes no impairment has occurred.

Cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 11 for pro forma disclosures that show the effect on the Company's net income (loss) and net income (loss) per share as if the Company had adopted the cost recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

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

The amount of the valuation allowance related to deferred tax assets at September 30, 1999 and 1998 has been estimated based on the weight of available evidence at September 30, 1999 and 1998. Such estimate could change in the future based on the occurrence of one or more future events.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair Value of Financial Instruments -The carrying values of the Company's financial instruments, other than long-term debt, approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 1999 and 1998.

Segment Information - The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), in 1999. SFAS 131 establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information, as presented in Note 21.

Reporting of Comprehensive Income- The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), in 1999. The Company does not have any such items of "other comprehensive income"; therefore, comprehensive income (loss) and net income (loss) are identical, and the adoption of SFAS 130 had no effect on the Company's consolidated financial statements.

Reclassifications - Certain amounts for 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (amounts in thousands):

                                   September 30,     September 30,
                                       1999              1998
                                   -------------     -------------
     Money market fund             $           4     $       1,598
     Demand deposit accounts                  31                28
     Petty cash                               27                23
                                   -------------     -------------
                                   $          62     $       1,649
                                   =============     =============

NOTE 4 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                   September 30,     September 30,
                                       1999              1998
                                   -------------     -------------
Finished goods                     $       4,424     $       1,510
Work in process                            4,952               739
Supplies                                     360                92
                                   -------------     -------------
                                   $       9,736     $       2,341
                                   =============     =============

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                             September 30,     September 30,
                                                 1999              1998
                                             -------------     -------------

Land                                         $       6,248     $        3,047
Land improvements                                    1,975                620
Leasehold improvements                                 988                600
Buildings                                            4,073              3,309
Furniture, fixtures and equipment                    3,002              2,164
Vehicles                                               502                423
Less: accumulated depreciation and
 amortization                                       (2,929)            (2,348)
                                             -------------     --------------
                                             $      13,859     $        7,815
                                             =============     ==============

The gross amounts of equipment and related accumulated amortization recorded under capital leases as of September 30, 1999 and 1998 were as follows:

                                   September 30,     September 30,
                                       1999              1998
                                   -------------     -------------
Equipment                          $         556     $         556
Less: accumulated amortization              (240)              (71)
                                   -------------     -------------
                                   $         316     $         485
                                   =============     =============

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following (amounts in thousands):

                                      September 30,     September 30,
                                          1999              1998
                                      -------------     -------------

Accrued salaries and related taxes    $         171     $         172
Accrued bonuses                                 508                --
Accrued property taxes                          341               351
Accrued sales and use taxes                     110               107
Other                                            80               201
                                      -------------     -------------
                                      $       1,210     $         831
                                      =============     =============

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

In September 1999 the Company entered into a $5,000,000 revolving line of credit arrangement with a bank that matures on June 1, 2000, and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement sources available to meet the Company's seasonal working capital needs. At September 30, 1999 the outstanding balance was $463,000 and the unused available credit was $4,537,000. No amounts were outstanding under the line of credit at September 30, 1998. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 8.75% at September 30, 1999.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consists of the following (amounts in thousands):

                                             September 30,     September 30,
                                                  1999              1998
                                             -------------     -------------
Notes payable - financial institutions
  (a), (b), (c), (d), (e)                    $       9,237     $       2,897
Obligations under capital lease (f)                    260               406
Other                                                   64                79
                                             -------------     -------------
                                                     9,561             3,382
Less: amounts due within one year                     (558)             (338)
                                             -------------     -------------
                                             $       9,003     $       3,044
                                             =============     =============

          (a) In September 1999 the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $6,500,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $800,000 annually. Payments are based on a fifteen-year amortization. The note matures in five years with a balloon payment due at that time. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 9.25% at September 30, 1999.

          (b) In December 1996 the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $455,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $86,000 annually for a term of ten years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.25% at September 20, 1999.

          (c) In July 1997 a wholly owned subsidiary of the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $929,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $123,000 annually for a term of fifteen years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.125% at September 20, 1999.

          (d) In July 1997 the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $295,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $53,000 annually for a term of ten years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.3% at September 20, 1999.

          (e) In October 1997 the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $1,058,000. The note is collateralized by certain real estate. Payments are based on a twelve-year amortization. The note matures in six years with a balloon payment due at that time. The interest rate is variable, tied to the institution's current prime lending rate. The interest rate was 9.25% at September 30, 1999.

          (f) In May 1998 the Company entered into a sale-leaseback of computer equipment with a computer leasing company. The lease is being accounted for as a capital lease. The outstanding balance of the capital lease obligation at September 30, 1999 was $260,000. The lease requires payments of $180,000 annually for 39 months. The interest portion of these payments totals $56,000 and is excluded from the maturities schedule below.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term debt are as follows (amounts in thousands):

     Year Ending September 30,
          2000                           $     558
          2000                                 525
          2001                                 457
          2002                                 481
          2003                               6,605
          Thereafter                           935
                                         ---------
                                         $   9,561
                                         =========

At September 30, 1999 the Company was in compliance with all of its loan covenants.

NOTE 8 - INCOME TAXES

Components of income tax expense (benefit) consist of the following (amounts in thousands):

                                             Year Ended      Year Ended        Year Ended
                                            September 30,   September 30,     September 30,
                                                1999            1998              1997
                                            -------------   -------------     -------------
Current expense (benefit):
     Federal                                $           8   $           9     $          15
     State                                            109              --                --
                                            -------------   -------------     -------------
     Total current                                    117               9                15
                                            -------------   -------------     -------------

Deferred expense (benefit):
     Federal                                          291             (52)             (879)
     State                                             --              --               (96)
                                            -------------   -------------     -------------
     Total deferred                                   291             (52)             (975)
                                            -------------   -------------     -------------

                                            -------------   -------------     -------------
Total expense (benefit)                     $         408   $         (43)    $        (960)
                                            =============   =============     =============


The differences between the Company's effective tax rate and the federal statutory tax rate of 34% for the fiscal years ended September 30, 1999, 1998 and 1997 are as follows (amounts in thousands):

                                                       Year Ended      Year Ended        Year Ended
                                                      September 30,   September 30,     September 30,
                                                          1999            1998              1997
                                                      -------------   -------------     -------------
Income tax expense (benefit) at statutory rate        $         272   $        (111)    $         261
State income tax, net of federal benefit                         72              --                26
Amortization of goodwill                                         37              37                37
Other, net                                                       27              31                31
Valuation allowance                                              --              --            (1,315)
                                                      -------------   -------------     -------------
Total income tax expense (benefit)                    $         408   $         (43)    $        (960)
                                                      =============   =============     =============
Effective tax rate                                               51%            (13)%            (125)%

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows (amounts in thousands):

                                                        September 30,     September 30,
                                                            1999              1998
                                                        -------------     -------------
Deferred tax liabilities:
     Depreciation                                       $         (74)    $         (69)
     Basis difference in inventories attributable to
       acquisition                                               (852)               --
                                                        -------------     -------------
     Total deferred tax liabilities                              (926)              (69)
                                                        -------------     -------------
Deferred tax assets:
     Deferred rent                                                411               404
     Inventory costs capitalized for tax purposes                  48                37
     Net operating loss carryforward                              147               459
     AMT credit carryforward                                       35                27
     Assets marked to market                                      203               203
     Basis difference in property and equipment
       attributable to acquisition
                                                                  852                --
                                                        -------------     -------------
     Total deferred tax assets                                  1,696             1,130
                                                        -------------     -------------
Net deferred tax asset                                  $         770     $       1,061
                                                        =============     =============

Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 1999 and 1998. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered includes the Company's history of profitable operations, and the availability of its existing net operating loss carryforwards. At September 30, 1999, the Company has net operating loss carryforwards of approximately $398,000 for income tax purposes, which will expire in 2009, 2010 and 2013 if not used.

NOTE 9 - SHAREHOLDERS' EQUITY

During 1999, 1998 and 1997, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 12) and stock option plan, receiving proceeds as follows (amounts in thousands):

                                 Year Ended      Year Ended        Year Ended
                                September 30,   September 30,     September 30,
                                    1999            1998              1997
                                -------------   -------------     -------------
Number of shares issued                   205             154               190
Proceeds                        $         147   $         151     $          83
Compensation expense            $         116   $         111     $          72

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMON STOCK PURCHASE RIGHTS

Effective July 1991, the Company adopted a shareholder rights plan ("Rights Plan") that entitles each registered shareholder to one common share purchase right ("Right") per common share held. The Rights attach to all certificates representing outstanding shares of common stock; no separate Rights certificates have been distributed. The terms of the Rights Plan provide that in the event of an unapproved tender to acquire 20 percent or more of the Company's common stock, the Right holders, except as noted below, can purchase common stock at 50% of the then current market price. The Rights Plan also provides that all Rights held by parties to the unapproved tender shall be null and void; thus, such party cannot participate in the discounted purchase of common stock. The Rights are redeemable at any time at $.01 per Right.

NOTE 11 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 1,501,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

As permitted by SFAS 123, the Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans, as the exercise price equals the stock price on the date of grant. No options were granted during the fiscal year ended September 30, 1998. Had compensation expense been determined for stock options granted based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would approximate the amounts below (amounts in thousands, except per share amounts):

                                  Year Ended      Year Ended        Year Ended
                                 September 30,   September 30,     September 30,
                                     1999            1998              1997
                                 -------------   -------------     -------------
Net income (loss)                $         326   $        (284)    $       1,474
Net income (loss) per share      $         .06   $        (.05)    $         .28


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option pricing model with the following assumptions:

                                                       Year Ended      Year Ended        Year Ended
                                                      September 30,   September 30,     September 30,
                                                          1999            1998              1997
                                                      -------------   -------------     -------------
Weighted average expected life (years)
                                                                 10             N/A                10
Expected volatility                                           88.21%             --             80.73%
Expected dividends                                               --              --                --
Risk free interest rate                                        5.88%             --              6.58%
Weighted average fair value of options granted
                                                      $      1.0174              --     $        .922

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes activity in the stock option plans for the three years ended September 30, 1999:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                        Shares          Price
                                                     ------------   ------------
October 1, 1996                                           622,500   $      1.059
     Granted                                              326,000          1.107
     Exercised                                                 --             --
     Forfeited                                              7,000          1.094
     Expired                                                   --             --
                                                     ------------   ------------
September 30, 1997                                        941,500          1.075
     Granted                                                   --             --
     Exercised                                             10,000          1.025
     Forfeited                                             10,000          1.063
     Expired                                                   --             --
                                                     ------------   ------------
September 30, 1998                                        921,500          1.075
     Granted                                               64,000          1.156
     Exercised                                                400          1.000
     Forfeited                                                 --             --
     Expired                                                   --             --
                                                     ------------   ------------
September 30, 1999                                        985,100   $     1.0806
                                                     ============   ============

     Exercisable, September 30, 1999                      957,100   $     1.0785


The following table summarizes information regarding stock options outstanding at September 30, 1999:

                                                    Weighted      Weighted    Weighted
                                                    Average       Average      Average
Range of Exercise          Options    Remaining     Exercise      Options     Exercise
Prices                   Outstanding     Life        Prices     Exercisable    Prices
----------------------   ----------   ----------   ----------   ----------   ----------
 $0.875 to $1.188           978,100          6.6   $   1.0445      950,100   $   1.0413
 $1.189 to $6.125             7,000          1.8       6.1250        7,000       6.1250
                         ----------   ----------   ----------   ----------   ----------
                            985,100          6.6   $   1.0806      957,100   $   1.0785
                         ==========   ==========   ==========   ==========   ==========

NOTE 12 - STOCK PURCHASE PLAN

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

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 1999, 1998 and 1997 were $116,000, $111,000 and $72,000, respectively.

NOTE 13 - 401(k) PLAN

On January 1, 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company does not provide matching contributions for the 401(k) plan. The 401(k) plan did not have a material impact on the Company's financial condition or results of operations.

NOTE 14 - INDEMNITY AGREEMENTS

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of September 30, 1999 the Company leased twelve retail stores under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum lease payments under noncancellable operating leases as of September 30, 1999 are as follows (amounts in thousands):


Year Ending September 30,
  2000                                             $ 2,022
  2000                                               2,067
  2001                                               1,830
  2002                                               1,645
  2003                                               1,335
  Thereafter                                         4,807
                                                   -------
                                                   $13,706
                                                   =======

Rental expense for operating leases during the fiscal years ended September 30, 1999, 1998 and 1997 was approximately $2.2 million, $2.2 million, and $2.3 million, respectively.

There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

NOTE 16 - NET INCOME (LOSS) PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):


                                                Year Ended     Year Ended      Year Ended
                                               September 30,  September 30,   September 30,
                                                   1999           1998            1997
                                               ------------   ------------    ------------
Net income (loss)                              $        391   $       (284)   $      1,727
Weighted average shares
     outstanding - basic                              5,579          5,405           5,244
Effective of dilutive securities:
     Assumed exercise of stock options                  179             --              --
Weighted average shares
     outstanding - diluted                            5,758          5,405           5,244
Net income (loss) per share -
     basic and diluted                         $        .07   $       (.05)   $        .33


For the year ended September 30, 1999, 7,000 options were excluded from the diluted EPS computation because they would have been antidilutive. For the years ended September 30, 1998 and 1997, all outstanding options were excluded from the diluted EPS computation, because they would have been antidilutive.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY DATA (UNAUDITED)

Amounts (except share data) are expressed in thousands:

                                     First Quarter          Second Quarter             Third Quarter            Fourth Quarter
                               ---------------------     ---------------------     --------------------     ---------------------
                                   1999         1998         1999         1998         1999        1998         1999         1998
Net sales                      $  5,475     $  4,495     $  5,597     $  4,227     $ 15,065    $ 15,047     $  4,218     $  3,300

Gross profit                      2,358        2,029        2,694        2,122        7,822       6,964        2,084        1,080

Net income (loss)              $   (619)    $   (585)    $   (342)    $   (436)    $  2,133    $  1,667     $   (781)    $   (930)

Net income (loss) per share
     Basic
     Diluted                   $   (.11)    $   (.11)    $   (.06)    $   (.08)    $    .38    $    .31     $   (.14)    $   (.17)
                               $   (.11)    $   (.11)    $   (.06)    $   (.08)    $    .37    $    .28     $   (.14)    $   (.17)


NOTE 18 - ACQUISITION OF CORNELIUS NURSERIES

On September 21, 1999 the Company completed its acquisition (the "Cornelius Acquisition") of certain assets and liabilities of Cornelius Nurseries, Inc. ("CN"), Turkey Creek Farms, Inc. ("TCF") and Wholesale Landscape Distributors, Inc. ("WLD") (together "Cornelius").

The Cornelius Acquisition, recorded under the purchase method of accounting, included the purchase of substantially all of the inventories and property, plant and equipment of Cornelius for cash of approximately $8.5 million and $4.0 million redemption value of non-dividend, preferred stock with a mandatory redemption after five years.

The purchase price totaled approximately $11.8 million as follows (amounts in thousands):

Cash                                                                                      $ 8,500
Preferred stock, non-dividend, mandatory redemption
   after five years, $4.0 million redemption value, at
   estimated fair value                                                                     1,890
Accounts payable                                                                              845
Acquisition costs                                                                             551
                                                                                          -------
   Total purchase price                                                                   $11,786
                                                                                          =======

The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of the acquisition. Since the fair market value of assets acquired and liabilities assumed exceeded the purchase price, the resulting excess was allocated proportionately to reduce the carrying amounts of noncurrent assets, resulting in assets being recorded as follows (amounts in thousands):

Inventories                                                                               $ 6,500
Property and equipment                                                                      5,286
                                                                                          -------
   Total assets                                                                           $11,786
                                                                                          =======

The assets acquired and liabilities assumed have been included in the consolidated balance sheet as of September 30, 1999. The operating results for Cornelius for the period between September 22, 1999 and September 30, 1999 have not been included in the consolidated financial statements for the Company for the fiscal year ended September 30, 1999 because, in management's view, they were not material to the consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited pro forma summary data for the years ended September 30, 1999 and 1998 (in thousands, except per share amounts) combines the results of operations of the Company and Cornelius as if the Cornelius Acquisition had occurred as of October 1, 1997, after giving effect to certain adjustments, including increased interest expense on acquisition debt, increased depreciation and amortization expense on assets acquired, the related income tax effects, and the effect on net income (loss) per share attributable to common shareholders for the accretion of the preferred stock discount discussed in Note 19. The pro forma accretion amounts for 1999 and 1998 were $355,000 and $306,000, respectively. The unaudited pro forma 1999 and 1998 results do not necessarily represent results that would have occurred if the Company had acquired Cornelius on October 1, 1997, nor are they necessarily indicative of the results of future consolidated operations. The 1998 pro forma amounts for net loss and net loss per share have been restated from the amounts previously reported in the Company's Form 8-K Report related to the Cornelius Acquisition.

                                                              Pro Forma          Pro Forma
                                                                1999               1998
                                                             (unaudited)        (unaudited)
                                                             -----------        -----------
Sales                                                         $   51,212         $  48,550
Net loss attributable to common shareholders                      (1,465)           (2,117)
Net loss per share - basic and diluted                             ($.26)            ($.39)


NOTE 19 - PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

On September 21, 1999 the Company issued 40,000 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value, in connection with the Cornelius Acquisition. The Preferred Stock has a liquidation preference of $100 per share and no voting rights, except as otherwise required by law. The Company may, at any time prior to September 21, 2004, redeem any portion or all of the outstanding shares of Preferred Stock for $100 per share. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share.

The Preferred Stock has been recorded at its estimated fair value of approximately $1,890,000. The carrying amount of the Preferred Stock will be accreted at each balance sheet date to its redemption amount using the interest method. The resulting increase in the carrying amount of the Preferred Stock will reduce income applicable to common shareholders.

NOTE 20 - SUBSEQUENT EVENT

In October 1999 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000.

NOTE 21 - SEGMENT INFORMATION

The Company has two reportable segments: Retail, and Growing and Wholesale.

The Company aggregates its individual retail stores because they are all managed in a similar way, they serve a similar type of customer, they use similar methods to distribute their products and services, they carry similar product lines, and they use similar marketing approaches. For example, the retail stores sell plants, garden supplies and other merchandise, primarily to individuals, on a cash-and-carry basis, at each retail store.

                            CALLOWAY'S NURSERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Likewise, the Company aggregates its two Growing operations with its two Wholesale distribution centers. These operations are distinguished from the Retail segment, but are similar to each other, in the way they are managed, in the type of customer they serve, in the methods they use to produce and ship their products, in the product lines they carry, and in the way they market their products. For example, the Growing and Wholesale segment operations sell plants to the Company's retail stores, other retailers and landscape contractors by extending credit and shipping goods via truck to the customer's location.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies (see Note 2). Management evaluates a segment's performance based upon pre-tax profit or loss from operations. Intersegment sales or transfers are recorded based upon prevailing market prices.

The following is a tabulation of business segment information for each of the past three years. Intersegment elimination information is included to reconcile segment data to the consolidated financial statements. Amounts are in thousands:


                                                       Year Ended        Year Ended        Year Ended
                                                      September 30,     September 30,     September 30,
                                                           1999              1998              1997
                                                      -------------     -------------     -------------
REVENUES
   From external customers
     Retail                                           $      30,305     $      26,949     $      26,245
     Growing and Wholesale                                       50               120                --
                                                      -------------     -------------     -------------
       Totals                                                30,355            27,069            26,245
                                                      -------------     -------------     -------------
   From other operating segments
     Retail                                                      --                --                --
     Growing and Wholesale                                    1,510             1,143                --
                                                      -------------     -------------     -------------
       Totals                                                 1,510             1,143                --
Elimination of intersegment sales                            (1,510)           (1,143)               --
                                                      -------------     -------------     -------------
Total consolidated net sales                          $      30,355     $      27,069     $      26,245
                                                      =============     =============     =============
PRE-TAX OPERATING PROFIT (LOSS)
     Retail                                           $         748     $        (189)    $         767
     Growing and Wholesale                                      129              (138)               --
       Totals                                                   877              (327)              767
                                                      -------------     -------------     -------------
Elimination of intersegment profits                             (78)               --                --
                                                      -------------     -------------     -------------
Total consolidated pre-tax operating profit (loss)    $         799     $        (327)    $         767
                                                      =============     =============     =============
TOTAL ASSETS
     Retail                                           $      17,785     $      12,889     $      12,197
     Growing and Wholesale                                    8,550             1,796               914
                                                      -------------     -------------     -------------
       Totals                                         $      26,335     $      14,685     $      13,111
                                                      =============     =============     =============
INTEREST REVENUE
     Retail                                           $         105     $         137     $         194
     Growing and Wholesale                                       --                --                --
                                                      -------------     -------------     -------------
       Totals                                         $         105     $         137     $         194
                                                      =============     =============     =============
INTEREST EXPENSE
   Retail                                             $         293     $         209     $          61
   Growing and Wholesale                              $          28     $          28                --
                                                      -------------     -------------     -------------
       Totals                                         $         321     $         237     $          61
                                                      =============     =============     =============
DEPRECIATION AND AMORTIZATION EXPENSE
   Retail                                             $         688     $         514     $         381
   Growing and Wholesale                                          8                 5                --
                                                      -------------     -------------     -------------
       Totals                                         $         696     $         519     $         381
                                                      =============     =============     =============

                            CALLOWAY'S NURSERY, INC.
                           Annual Report on Form 10-K
                      Fiscal Year Ended September 30, 1999

                                INDEX TO EXHIBITS

                                                                                               Sequentially
                                                                                                   Numbered
Exhibit No.                Description                                                                 Page
-----------                -----------                                                                 ----
(3)    (a)    Restated Articles of Incorporation of the Registrant. (Exhibit
              (3)(a))(1)
       (b)    Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
       (c)    Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c)) (1)
(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a) (1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b) (1)
(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and James C. Estill. (Exhibit (10)(a)) (1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John T. Cosby. (Exhibit (10)(b)) (1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(c)) (1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of James C. Estill and John T. Cosby. (Exhibit
              (10)(g)) (1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(h)) (1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of Robert E. Glaze and Dr. Stanley Block.
              (Exhibit (10)(i)) (1)
       (h)    Extension of Employment Agreement between the Registrant and James
              C. Estill dated July 2, 1997 (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and John
              T. Cosby dated July 2, 1997 (Exhibit (10)(n)) (2)
       (j)    Extension of Employment Agreement between the Registrant and John
              S. Peters dated July 2, 1997 (Exhibit (10)(o)) (2)
       (k)    Employment Agreement between the Registrant and C. Sterling
              Cornelius dated September 21, 1999.(3)
(21)   (a)    Subsidiaries of the Registrant. (3)
(23)   (d)    Consent of KPMG LLP. (3)
(23)   (e)    Consent of PricewaterhouseCoopers L.L.P. (3)
(27)   (a)    Financial Data Schedule. (3)
(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit
              (10)(d))(1)
(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan (Exhibit (99)(d)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan (Exhibit (99)(e))(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan (3)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined
              Financial Statements as of and for the years ended September 30,
              1998 and 1997 (Exhibit 99.1)(8)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma
              Condensed Financial Information as of June 30, 1999 and for the
              nine month period ended June 30, 1999 and for the year ended
              September 30, 1998 (Exhibit 99.2)(8)

--------

(1) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.

(2) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1996.

(3) Filed herewith.

(4) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective March 3, 1992.

(5) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.

(6) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

(8) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 8-K Report filed October 1, 1999.