Form 10-Q
period 1999-12-31
CALLOWAYS NURSERY INC
filed 2000-02-14
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding as
                Title                                  of February 11, 2000
                -----                                  ---------------------
 Common Stock, par value $.01 per share                     5,788,364

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                                3

PART I - FINANCIAL INFORMATION

ITEM 1

Index to Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets                                                             4

       Condensed Consolidated Statements of Operations                                                   5

       Condensed Consolidated Statements of Cash Flows                                                   6

       Notes to Condensed Consolidated Financial Statements                                              7

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk                                              11

PART II - OTHER INFORMATION

Items 1-6                                                                                               12

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-Q Report contains forward-looking statements. We are including this statement for the express purpose of providing Calloway's the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Report.

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, risks associated with the Cornelius Acquisition and the ability to integrate Cornelius in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                             DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1999            1998
                                                             ------------    -------------   ------------

                                     ASSETS

Cash and cash equivalents                                    $         51    $          62    $      1,175
Property held for sale                                                 --               --             448
Accounts receivable                                                   788               54              80
Inventories                                                         8,817            9,736           2,604
Deferred income taxes                                                  --               --             891
Prepaids and other assets                                             186              137              78
                                                             ------------    -------------    ------------
       Total current assets                                         9,842            9,989           5,276
Property and equipment, net                                        14,053           13,859           8,090
Goodwill, net                                                         929              956           1,038
Deferred income taxes                                               1,371            1,392             565
Other assets                                                          197              139              46
                                                             ------------    -------------    ------------
       Total assets                                          $     26,392    $      26,335    $     15,015
                                                             ============    =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                             $      3,962    $       3,356    $      2,644
Accrued expenses                                                    1,566            1,210           1,066
Notes payable, current                                                 --              463              --
Current portion of long-term debt                                     708              558             322
Deferred income taxes, current                                        498              622              --
                                                             ------------    -------------    ------------
       Total current liabilities                                    6,734            6,209           4,032
Deferred rent payable                                               1,110            1,113           1,101
Long-term debt, net of current portion                              8,865            9,003           2,978
                                                             ------------    -------------    ------------
       Total liabilities                                           16,709           16,325           8,111
                                                             ------------    -------------    ------------
Commitments and contingencies
Non-voting preferred stock, with mandatory
   redemption provisions                                            1,677            1,890              --
Shareholders' equity:
     Voting convertible preferred stock                                --               --              --
     Preferred stock                                                   --               --              --
     Common stock                                                      60               59              57
     Additional paid-in capital                                     8,985            8,927           8,723
     Retained earnings (accumulated deficit)                          357              530            (480)
                                                             ------------    -------------    ------------
                                                                    9,402            9,516           8,300
     Less: Treasury stock, at cost                                 (1,396)          (1,396)         (1,396)
                                                             ------------    -------------    ------------
       Total shareholders' equity                                   8,006            8,120           6,904
                                                             ------------    -------------    ------------
         Total liabilities and shareholders'
           equity                                            $     26,392    $      26,335    $     15,015
                                                             ============    =============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       --------------------
                                                        1999        1998
                                                       --------    --------
Net sales                                              $ 12,980    $  5,475
Cost of goods sold                                        7,035       3,117
                                                       --------    --------
Gross profit                                              5,945       2,358
                                                       --------    --------

Operating expenses                                        4,678       2,108
Occupancy expenses                                          772         661
Advertising expenses                                        383         377
Depreciation and amortization                               209         170
Interest expense                                            228          75
Interest income                                              (5)        (20)
                                                       --------    --------
Total expenses                                            6,265       3,371
                                                       --------    --------
Loss before income taxes                                   (320)     (1,013)
Income tax benefit                                          (93)       (394)
                                                       --------    --------
Net loss                                                   (227)       (619)
Accretion of preferred stock                                (61)         --
Retirement of preferred stock                               115          --
                                                       --------    --------
Net loss attributable to common shareholders           $   (173)   $   (619)
                                                       ========    ========

Weighted average number of common shares outstanding
       Basic                                              5,715       5,509
       Diluted                                            5,715       5,509
Net loss per common share
       Basic                                           $   (.03)   $   (.11)
       Diluted                                         $   (.03)   $   (.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                         1999          1998
                                                                       ----------    ----------
Cash flows from operating activities:
     Net loss                                                          $     (227)   $     (619)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
         Depreciation and amortization                                        209           170
         Net change in operating assets and liabilities                       934           418
                                                                      ----------     ----------

         Net cash provided by (used for) operating activities                 916           (31)
                                                                       ----------    ----------

Cash flows from investing activities:
     Additions to property and equipment                                     (376)         (418)
                                                                       ----------    ----------

         Net cash used for investing activities                              (376)         (418)
                                                                       ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                    59            57
     Retirement of preferred stock                                           (159)           --
     Borrowings on debt                                                       160            --
     Repayments of debt                                                      (611)          (82)
                                                                       ----------    ----------

         Net cash used for financing activities                              (551)          (25)
                                                                       ----------    ----------

Net decrease in cash and cash equivalents                                     (11)         (474)

Cash and cash equivalents at beginning of period                               62         1,649
                                                                       ----------    ----------

Cash and cash equivalents at end of period                             $       51    $    1,175
                                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at December 31, 1999, and the results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 1999 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 1999 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                   December 31,     September 30,    December 31,
                       1999             1999             1998
                  --------------   --------------   --------------
Finished goods    $        3,136   $        4,424   $        1,638
Work in process            5,280            4,952              860
Supplies                     401              360              106
                  --------------   --------------   --------------
                  $        8,817   $        9,736   $        2,604
                  ==============   ==============   ==============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4. SEGMENT INFORMATION

The Company has two reportable segments: Retail, and Growing and Wholesale.

The following is a tabulation of business segment information as of and for the three-month periods ended December 31, 1999 and 1998. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                              Three month    Three month
                                                             period ended    period ended
                                                             December 31,    December 31,
                                                                 1999            1998
                                                             ------------    ------------
REVENUES
   From external customers
     Retail                                                  $     10,889    $      5,448
     Growing and Wholesale                                          2,091              27
                                                             ------------    ------------
       Totals                                                      12,980           5,475
                                                             ------------    ------------
   From other operating segments
     Retail                                                            --              --
     Growing and Wholesale                                            479             182
                                                             ------------    ------------
       Totals                                                       1,510           1,143
Elimination of intersegment sales                                    (479)           (182)
                                                             ------------    ------------
Total consolidated net sales                                 $     12,980    $      5,475
                                                             ============    ============
PRE-TAX OPERATING PROFIT (LOSS)
     Retail                                                  $        157          (1,017)
     Growing and Wholesale                                           (394)              4
                                                             ------------    ------------
       Totals                                                        (237)         (1,013)
Elimination of intersegment profits                                   (83)             --
                                                             ------------    ------------
Total consolidated pre-tax operating profit (loss)           ($       320)   ($     1,013)
                                                             ============    ============

                                                             December 31,    December 31,
                                                                 1999            1998
                                                             ------------    ------------
TOTAL ASSETS
     Retail                                                  $     17,487    $     13,992
     Growing and Wholesale                                          8,905           1,023
                                                             ------------    ------------
       Totals                                                $     26,392    $     15,015
                                                             ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The quarter ended December 31, 1999 is the first fiscal period where we have reported results of operations inclusive of the Cornelius Acquisition.

                                            (Amounts in millions, except per share amounts)
                                             ----------------------------------------------
First quarter highlights (unaudited)         Fiscal 2000      Fiscal 1999       Fiscal 1998
                                             ------------     ------------     ------------
Consolidated net sales                               13.0              5.5              4.5
     Retail segment sales                            10.9              5.5              4.5
     Wholesale and growing segment sales              2.6               .2               --
     Less: internal sales                             (.5)             (.2)              --
Sales increase                                        137%              22%               5%
Same-store sales increase                              17%              18%              10%
Number of retail stores (end of quarter)               20               16               15
Gross profit margin                                    46%              43%              45%
Pre-tax operating loss                                (.3)            (1.0)            (1.0)
Net loss per share (basic and diluted)               (.03)            (.11)            (.11)

Cash flows from operations                             .9               --              (.6)

Retail store inventories                              1.7              1.6               .9
Current ratio                                        1.46             1.31             1.44
Property, plant and equipment (net)                  14.1              8.1              7.5
Long-term debt (including current portion)            9.6              3.3              2.6

Quarter Ended December 31, 1999 Compared with Quarter Ended December 31, 1998

Calloway's Nursery achieved the best first quarter operating results in its history. The outstanding results were a combination of:

o Substantially improved sales and margins at the existing Calloway's Nursery retail stores in Dallas and Fort Worth, and

o The addition this year of the typically strong Fall and Christmas season at the Cornelius Nurseries retail stores in Houston.

Sales increased by 137%. The sixteen Calloway's Nursery retail stores in Dallas and Fort Worth enjoyed a 17% sales increase. Retail segment sales were approximately $10.9 million, or 84% of total sales. Wholesale and Growing segment sales were approximately $2.6 million, with about $0.8 million of those sales to our own retail stores and wholesale distribution centers.

Gross profit margins increased to 46% from 43% last year. The Calloway's Nursery retail stores achieved improved margins as a result of continued improvements in merchandise procurement and presentation. The Cornelius Nurseries retail stores in Houston achieved their typical gross margins for the Fall and Christmas seasons, which approximated those achieved by the Calloway's Nursery retail stores this year. Gross margins for the Retail segment were 46%, and gross margins for the Wholesale and Growing segment were 34%.

Expenses increased due to the Cornelius Acquisition. As the following table illustrates, every expense component was higher in the quarter ended December 31, 1999 than for the quarter ended December 31, 1998. Except for Interest Expense, however, every expense component was reduced as a percentage of net sales:

                                                  (Amounts in thousands)
                                ----------------------------------------------------------
                                        Fiscal 2000                    Fiscal 1999
                                ---------------------------    ---------------------------
                                   Amount         % Sales         Amount        % Sales
Consolidated net sales                12,980                          5,475
Operating expenses                     4,678             36%          2,108             39%
Occupancy expenses                       772              6%            661             12%
Advertising expenses                     383              3%            377              7%
Depreciation and amortization            209              2%            170              3%
Interest expense                         228              2%             75              1%

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Cash flows provided by operating activities totaled approximately $0.9 million for the quarter, compared to cash flows used by operations of $31,000 for the comparable quarter one year ago. Most of that improvement was due to the approximately $0.7 million improvement in pre-tax operating results. In addition, the strong Fall and Christmas sales allowed us to reduce our inventories at the end of the quarter at a faster rate than in prior years.

Cash flows used by investing activities of approximately $0.4 million were substantially unchanged from the comparable quarter one year ago.

Cash flows used by financing activities totaled approximately $0.6 million for the quarter, compared to $25,000 for the comparable quarter one year ago. The increase was primarily due to repaying seasonal borrowings under our revolving credit facility during the quarter. We had no borrowings or repayments under the revolving credit facility during the comparable quarter one year ago.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of approximately $159,000. The redeemed Preferred Stock had a redemption value of approximately $580,000 and a carrying amount of approximately $274,000. Thus, the remaining redemption amount of the Preferred Stock was reduced to approximately $3.4 million.

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

--------------------------------------------------------------------------------
IMPACT OF YEAR 2000 ISSUE
--------------------------------------------------------------------------------

Our Year 2000 Project (the "Project") was completed during fiscal 1999. The Project addressed the Year 2000 issue that can be caused by certain computer programs being written to utilize two digits rather than four digits to define an applicable year. As a result, there was a possibility that computer equipment, software and devices with embedded technology that are time sensitive may have misinterpreted the actual date beginning on January 1, 2000. That could have resulted in system failures or miscalculations causing disruptions of operations such as a temporary inability to process transactions.

Our objective was to ensure that our computer equipment and software would function properly with respect to dates in the Year 2000 and thereafter ("Year 2000 Compliant"). Identification and assessment of systems was completed during fiscal 1999, and substantially all computer equipment and software was either already Year 2000 Compliant or was upgraded or replaced with computer equipment and/or software that was Year 2000 Compliant. The testing, upgrading and replacement process was accomplished with our own personnel and within the normal information technology budget.

When we acquired the assets of Cornelius Nurseries, we immediately extended our Year 2000 Project to identify and remediate Cornelius' Year 2000 issues. We completed that Project in November 1999.

We did not incur any operational problems due to the Year 2000 issue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates and its common stock price. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of December 31, 1999, we had no foreign exchange contracts and/or options outstanding.

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

At December 31, 1999 Calloway's had variable rate debt of $9.5 million. In addition, we had future minimum lease payments under noncancellable operating leases of $13.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $95,000 for the variable-rate debt.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         27  Financial Data Schedule

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2000

                                     CALLOWAY'S NURSERY, INC.


                                     By /s/ James C. Estill
                                        ----------------------------------------
                                     James C. Estill, President and
                                     Chief Executive Officer


                                     By /s/ Daniel G. Reynolds
                                        ----------------------------------------
                                     Daniel G. Reynolds, Vice President
                                     and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27            Financial Data Schedule