Form 10-Q
period 2000-03-31
CALLOWAYS NURSERY INC
filed 2000-05-08
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding as
               Title                                           of May 5, 2000
               -----                                         -----------------

Common Stock, par value $.01 per share                           5,853,544

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                      PAGE
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                                3

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Index to Unaudited Condensed Consolidated Financial Statements:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS
                                                     MARCH 31,   SEPTEMBER 30,   MARCH 31,
                                                       2000          1999          1999
                                                     ---------   -------------   ---------
Cash and cash equivalents                            $  1,244      $     62      $    483
Property held for sale                                     --            --           448
Accounts receivable                                     1,843            54           134
Inventories                                            11,455         9,736         4,479
Deferred income taxes                                      --            --         1,064
Prepaids and other assets                                  50           137           255
                                                     --------      --------      --------
      Total current assets                             14,592         9,989         6,863
Property and equipment, net                            14,869        13,859         8,049
Goodwill, net                                             902           956         1,011
Deferred income taxes                                   1,380         1,392           565
Other assets                                              199           139            45
                                                     --------      --------      --------
      Total assets                                   $ 31,942      $ 26,335      $ 16,533
                                                     ========      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                     $  8,640      $  3,356      $  4,719
Accrued expenses                                        1,452         1,210           847
Notes payable, current                                    185           463            --
Current portion of long-term debt                       1,438           558           314
Deferred income taxes                                     378           622            --
                                                     --------      --------      --------
      Total current liabilities                        12,093         6,209         5,880
Deferred rent payable                                   1,136         1,113         1,108
Long-term debt, net of current portion                  9,075         9,003         2,922
                                                     --------      --------      --------
      Total liabilities                                22,304        16,325         9,910
                                                     --------      --------      --------
Commitments and contingencies
Non-voting preferred stock, with mandatory
  redemption provisions                                 1,741         1,890            --
Shareholders' equity:
Voting convertible preferred stock                         --            --            --
Preferred stock                                            --            --            --
Common stock                                               60            59            58
Additional paid-in capital                              9,060         8,927         8,783
Retained earnings (accumulated deficit)                   173           530          (822)
                                                     --------      --------      --------
                                                        9,293         9,516         8,019
Less: Treasury stock, at cost                          (1,396)       (1,396)       (1,396)
                                                     --------      --------      --------
      Total shareholders' equity                        7,897         8,120         6,623
                                                     --------      --------      --------

      Total liabilities and shareholders' equity     $ 31,942      $ 26,335      $ 16,533
                                                     ========      ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    SIX MONTHS ENDED           THREE MONTHS ENDED
                                                        MARCH 31,                  MARCH 31,
                                                    ----------------           ------------------
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
Net sales                                        $ 25,269      $ 11,072      $ 12,289      $  5,597
Cost of goods sold                                 13,699         6,020         6,664         2,903
                                                 --------      --------      --------      --------
Gross profit                                       11,570         5,052         5,625         2,694
                                                 --------      --------      --------      --------
Operating expenses                                  8,872         4,075         4,194         1,964
Occupancy expenses                                  1,560         1,345           788           684
Advertising expenses                                  730           677           347           300
Depreciation and amortization                         439           343           230           176
Interest expense                                      466           162           238            87
Interest income                                        (5)          (22)           --            (2)
                                                 --------      --------      --------      --------
Total expenses                                     12,062         6,580         5,797         3,209
                                                 --------      --------      --------      --------
Loss before income taxes                             (492)       (1,528)         (172)         (515)
Income tax benefit                                   (145)         (567)          (52)         (173)
                                                 --------      --------      --------      --------
Net loss                                             (347)         (961)         (120)         (342)
Accretion of preferred stock                         (125)           --           (64)           --
Retirement of preferred stock                         115            --            --            --
                                                 --------      --------      --------      --------
Net loss attributable to common shareholders     $   (357)     $   (961)     $   (184)     $   (342)
                                                 ========      ========      ========      ========

Weighted average number of common shares
  outstanding
      Basic                                         5,751         5,534         5,715         5,560
      Diluted                                       5,751         5,534         5,715         5,560
Net loss per common share
      Basic                                      $   (.06)     $   (.17)     $   (.03)     $   (.06)
      Diluted                                    $   (.06)     $   (.17)     $   (.03)     $   (.06)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                    ----------------
                                                                    2000         1999
                                                                   -------      -------
Cash flows from operating activities:
     Net loss                                                      $  (347)     $  (961)
     Adjustments to reconcile net loss to net cash provided by
       (used for) operating activities:
         Depreciation and amortization                                 439          343
         Net change in operating assets and liabilities              1,836            3
                                                                   -------      -------

         Net cash provided by (used for) operating activities        1,928         (615)
                                                                   -------      -------

Cash flows from investing activities:
     Additions to property and equipment                            (1,395)        (523)
                                                                   -------      -------
         Net cash used for investing activities                     (1,395)        (523)
                                                                   -------      -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                            134          118
     Retirement of preferred stock                                    (159)          --
     Borrowings on debt                                              2,967           --
     Repayments of debt                                             (2,293)        (146)
                                                                   -------      -------
         Net cash used provided by (used for) financing
          activities                                                   649          (28)
                                                                   -------      -------

Net decrease in cash and cash equivalents                            1,182       (1,166)

Cash and cash equivalents at beginning of period                        62        1,649
                                                                   -------      -------

Cash and cash equivalents at end of period                         $ 1,244      $   483
                                                                   =======      =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

These interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at March 31, 2000, and the results of operations for the three-month and six-month periods ended March 31, 2000 and 1999, and cash flows for the six-month periods ended March 31, 2000 and 1999 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended March 31, 2000 and cash flows for the six-month period ended March 31, 2000 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2000.

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

2. RECLASSIFICATIONS

Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                    March 31,  September 30,  March 31,
                     2000         1999         1999
                    ---------  -------------  ---------
Finished goods      $ 5,469      $ 4,424      $ 3,464
Work in process       5,086        4,952          686
Supplies                901          360          329
                    -------      -------      -------
                    $11,455      $ 9,736      $ 4,479
                    =======      =======      =======

4. LONG-TERM DEBT

In February 2000 the Company entered into two notes payable to a financial institution. The notes are collateralized by certain real estate, and require payments, including interest at a fixed rate of 8.5%, of approximately $190,000 annually. The notes mature in September 2014. At March 31, 2000 the outstanding balance was approximately $2,245,000.

In conjunction with the financing described above, the Company used some of the proceeds of the two notes to retire approximately $1,732,000 of its $6,500,000 note payable to a financial institution. That note matures in five years and has a variable interest rate (10.0% at March 31, 2000). At March 31, 2000, the outstanding balance of that note was approximately $4,664,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. SEGMENT INFORMATION

The Company has two reportable segments: Retail, and Growing and Wholesale.

Most of the Company's operating units use Land and Buildings under long-term operating leases. However, some operating units (several within both of the reportable segments) use Land and Buildings that the Company owns. To ensure comparability between operating units, the measure of total assets, as provided to the chief operating decision maker, does not include Land and Buildings for any operating segment. Likewise, the measure of profit or loss, as reported to the chief operating decision maker, includes an internal charge for rental of any Land and Buildings that are owned by the Company and used by an operating segment. Therefore, the total assets listed in each operating segment are less than the total assets of the Company. The assets owned by the Company that are charged to operating segments as rentals are included in the line "Corporate and Eliminations" to reconcile the assets used by operating segments to the total assets owned by the Company.

The following is a tabulation of business segment information as of and for the three-month and six-month periods ended March 31, 2000 and 1999. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                               Six-Month Periods          Three-Month Periods
                                                     Ended                      Ended
                                                   March 31,                   March 31,
                                             ----------------------      ----------------------
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
         REVENUES
            From external customers
              Retail                         $ 20,305      $ 11,072      $  9,134      $  5,580
              Growing and Wholesale             4,964            --         3,155            17
                                             --------      --------      --------      --------
                Totals                         25,269        11,072        12,289         5,597
                                             --------      --------      --------      --------
            From other operating
            segments
              Retail                               --            --            --            --
              Growing and Wholesale             1,245           658           483           432
                                             --------      --------      --------      --------
                Totals                          1,245           658           483           432
                                             --------      --------      --------      --------
         Inter-segment eliminations            (1,245)         (658)         (483)         (432)
                                             --------      --------      --------      --------
         Total consolidated net sales        $ 25,269      $ 11,072      $ 12,289      $  5,597
                                             ========      ========      ========      ========

         PRE-TAX OPERATING PROFIT (LOSS)
              Retail                         $    226        (1,663)     $    158          (559)
              Growing and Wholesale              (675)           27          (279)           22
                                             --------      --------      --------      --------
                Totals                           (449)       (1,636)         (121)         (537)
         Corporate and inter-segment
            eliminations                          (43)          108           (51)           22
                                             --------      --------      --------      --------
         Total consolidated pre-tax
            operating profit (loss)          $   (492)     $ (1,528)     $   (172)     $   (515)
                                             ========      ========      ========      ========

                                                                         March 31,    March 31,
                                                                           2000         1999
                                                                         ---------   ----------
         TOTAL ASSETS
              Retail                                                      $ 7,297     $ 5,105
              Growing and Wholesale                                         8,413       1,131
              Corporate and inter-segment eliminations                     16,232      10,297
                                                                          -------     -------
                Totals                                                    $31,942     $16,533
                                                                          =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The quarter ended March 31, 2000 is the second fiscal period where we have reported results of operations inclusive of the Cornelius Acquisition.

                                                  (Amounts in millions, except per share
                                                  amounts, number of stores, and current
                                                                  ratio)
                                                  --------------------------------------
Second quarter highlights (unaudited)             Fiscal 2000   Fiscal 1999  Fiscal 1998
                                                  -----------   -----------  -----------
Consolidated net sales                                12.3          5.6         4.2
     Retail segment sales                              9.1          5.6         4.2
     Wholesale and growing segment sales               3.7           .4          --
     Less: internal sales                              (.5)         (.4)         --
Sales increase (decrease)                              120%          32%        (20%)
Same-store sales increase (decrease)                    17%          22%        (16%)
Number of retail stores (end of quarter)                20           16          15
Gross profit margin                                     46%          48%         50%
Pre-tax operating loss                                 (.2)         (.5)        (.8)
Net loss per share (basic and diluted)                (.03)        (.06)       (.08)


Cash flows from operations                             1.0          (.6)        1.1

Retail store inventories                               5.0          3.5         2.5
Current ratio                                         1.21         1.17        1.10
Property, plant and equipment (net)                   14.9          8.0         8.3
Long-term debt (including current portion)            10.5          3.2         3.0


Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999

After achieving the best first quarter operating results in its history, Calloway's Nursery continued the improvement with sharply improved results for its second quarter. The continued outstanding results were primarily due to substantially improved sales and margins at the existing Calloway's Nursery retail stores in Dallas and Fort Worth.

Sales increased by 120%. The sixteen Calloway's Nursery retail stores in Dallas and Fort Worth enjoyed a 17% sales increase. Retail segment sales were approximately $9.1 million, or over 70% of total sales. Wholesale and Growing segment sales were approximately $3.7 million, with about $0.5 million of those sales to our own retail stores and wholesale distribution centers.

Gross profit margins decreased to 46% from 48% last year. The Calloway's Nursery retail stores achieved improved margins as a result of continued improvements in merchandise procurement and presentation, and the Cornelius Nurseries retail stores in Houston achieved their typical gross margins for the Winter season, which approximated those achieved by the Calloway's Nursery retail stores this year. However, gross profit margins were lower overall due to the increased volume of Wholesale and Growing sales, which typically earn lower gross profit margins than retail sales.

Expenses increased due to the Cornelius Acquisition. However, the Cornelius Acquisition and continued growth of sales in the Calloway's retail stores has resulted in sales that have risen faster than expenses. As a result, total expenses have decreased as a percentage of net sales.

As the following table illustrates, every expense component was higher in the quarter ended March 31, 2000 than for the quarter ended March 31, 1999. Except for Interest Expense, however, every expense component was reduced as a percentage of net sales:

                                             (Amounts in thousands)
                                  ----------------------------------------------
                                      Fiscal 2000               Fiscal 1999
                                  --------------------     ---------------------
                                   Amount     % Sales       Amount       % Sales
Consolidated net sales            $12,289                  $ 5,597
Operating expenses                  4,194          34%       1,964          35%
Occupancy expenses                    788           6%         684          12%
Advertising expenses                  347           3%         300           5%
Depreciation and amortization         230           2%         176           3%
Interest expense                  $   238           2%     $    87           2%

Six-Month Period Ended March 31, 2000 Compared with Six-Month Period Ended March 31, 1999

The results for the first six months of fiscal 2000 were substantially improved from those of one year ago -- Calloway's reduced its pre-tax operating loss for the first six months by 68%.

Sales increased by 128%. The sixteen Calloway's Nursery retail stores in Dallas and Fort Worth enjoyed a 13% sales increase. Retail segment sales were approximately $20.3 million, and Wholesale and Growing segment sales were approximately $6.2 million, with about $1.2 million of those sales to our own retail stores and wholesale distribution centers.

Gross profit margins remained at 46%. The Calloway's Nursery retail stores achieved improved margins as a result of continued improvements in merchandise procurement and presentation, and the Cornelius Nurseries retail stores in Houston achieved their typical gross margins, which approximated those achieved by the Calloway's Nursery retail stores this year. However, gross profit margins were lower overall due to the increased volume of Wholesale and Growing sales, which typically earn lower gross profit margins than retail sales.

Expenses increased due to the Cornelius Acquisition. However, the Cornelius Acquisition and continued growth of sales in the Calloway's retail stores has resulted in sales that have risen faster than expenses. As a result, total expenses have decreased as a percentage of net sales.

As the following table illustrates, every expense component was higher in the six-month period ended March 31, 2000 than for the six-month period ended March 31, 1999. Except for Interest Expense, however, every expense component was reduced as a percentage of net sales:


                                             (Amounts in thousands)
                                  ----------------------------------------------
                                      Fiscal 2000              Fiscal 1999
                                  -------------------      ---------------------
                                   Amount     % Sales       Amount       % Sales
Consolidated net sales            $25,269                  $11,072
Operating expenses                  8,872          35%       4,075          37%
Occupancy expenses                  1,560           6%       1,345          12%
Advertising expenses                  730           3%         677           6%
Depreciation and amortization         439           2%         343           3%
Interest expense                  $   466           2%     $   162           1%

CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities totaled approximately $1.9 million for the six-month period ended March 31, 2000, compared to cash flows used by operating activities of $615,000 for the comparable period one year ago. Most of the improvement was due to the approximately $1.0 million improvement in pre-tax operating results.

Cash flows used by investing activities of approximately $1.4 million for the six-month period were increased from $523,000 one year ago. Most of the increase was due to the construction of a new Calloway's retail store, which opened in April 2000.

Cash flows provided by financing activities totaled approximately $0.6 million for the six-month period, compared to cash flows used by financing activities of $28,000 for the comparable period one year ago. We borrowed approximately $700,000 to finance the construction of our newest Calloway's retail store, which opened in April 2000. We also refinanced a portion of the $6.5 million term loan with our bank. We were able to secure fifteen-year, 8.5% fixed-rate financing of $2,245,000, and reduced our existing debt by approximately $1,732,000. (See Note 4 to Condensed Consolidated Financial Statements) We applied most of the excess proceeds from the new financing towards the acquisition and construction of the new retail store we opened in April 2000.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of approximately $159,000. The redeemed Preferred Stock had a redemption value of approximately $580,000 and a carrying amount of approximately $274,000. Thus, the remaining redemption amount of the Preferred Stock was reduced to approximately $3.4 million.

We believe that the cash flows from operations, supplemented on a seasonal basis by revolving credit lines, should adequately support servicing of debt and other obligations. As noted above, we refinanced a portion of the five-year, $6.5 million note payable to our bank with notes payable having a longer maturity. We expect to either extend the maturity of the remaining balance, or arrange for alternative financing that is for a longer term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates and its common stock price. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of March 31, 2000, we had no foreign exchange contracts and/or options outstanding.

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

At March 31, 2000 Calloway's had variable rate debt of $7.5 million. In addition, we had future minimum lease payments under noncancellable operating leases of $13.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $75,000 for the variable-rate debt.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the shareholders of the Company was held on February 17, 2000. The voting results at that meeting were as follows:

     Election of Directors:

      Nominee                For          Withheld
----------------------       ---          --------
James C. Estill           5,096,089        56,575
Dr. Stanley Block         5,097,589        55,075
C. Sterling Cornelius     5,098,089        54,575
John T. Cosby             5,101,489        51,175
Robert E. Glaze           5,102,489        50,175
John S. Peters            5,096,389        56,275

     Approval of Calloway's Nursery, Inc. 1999 Stock Option Plan:

   For                 Against                 Abstain           Broker Non-Votes
   ---                 -------                 -------           ----------------
4,982,845              146,145                 23,674                   -0-

     Appointment of KPMG LLP as auditors for fiscal year 2000:

   For                 Against                 Abstain           Broker Non-Votes
   ---                 -------                 -------           ----------------
5,125,700              11,760                  15,204                   -0-

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          27   -    Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2000

                                              CALLOWAY'S NURSERY, INC.


                                              By /s/ James C. Estill
                                                 -------------------------------
                                              James C. Estill, President and
                                              Chief Executive Officer


                                              By /s/ Daniel G. Reynolds
                                                 -------------------------------
                                              Daniel G. Reynolds, Vice President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27           Financial Data Schedule