Form 10-Q
period 2000-06-30
CALLOWAYS NURSERY INC
filed 2000-08-11
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                        YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding as
                Title                                of August 9, 2000
                -----                               ---------------------
  Common Stock, par value $.01 per share                 5,918,349

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                           PAGE
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                    3

PART I - FINANCIAL INFORMATION

ITEM 1

Index to Consolidated Financial Statements (unaudited):

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    JUNE 30,  SEPTEMBER 30,  JUNE 30,
                                                                      2000       1999         1999
                                                                    --------  ------------  --------
                                     ASSETS
Cash and cash equivalents                                           $  3,643    $     62    $  4,211
Property held for sale                                                    --          --         448
Accounts receivable, net of allowance                                  1,281          54         124
Inventories                                                           11,264       9,736       3,122
Deferred income taxes                                                     --          --          53
Prepaids and other assets                                                143         137         109
                                                                    --------    --------    --------
      Total current assets                                            16,331       9,989       8,067
Property and equipment, net                                           14,985      13,859       8,009
Goodwill, net                                                            875         956         984
Deferred income taxes                                                  1,369       1,392         565
Other assets                                                             193         139          45
                                                                    --------    --------    --------
      Total assets                                                  $ 33,753    $ 26,335    $ 17,670
                                                                    ========    ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                    $  4,767    $  3,356    $  2,855
Accrued expenses                                                       2,021       1,210       1,392
Accrued income taxes                                                   2,159          --         360
Notes payable, current                                                    --         463          --
Current portion of long-term debt                                        780         558         349
Deferred income taxes, current                                           165         622          --
                                                                    --------    --------    --------
      Total current liabilities                                        9,892       6,209       4,956
Deferred rent payable                                                  1,132       1,113       1,108
Long-term debt, net of current portion                                 9,755       9,003       2,798
                                                                    --------    --------    --------
      Total liabilities                                               20,779      16,325       8,862
                                                                    --------    --------    --------
Commitments and contingencies
Non-voting preferred stock, with mandatory
  redemption provisions                                                1,808       1,890          --
Shareholders' equity:
   Voting convertible preferred stock                                     --          --          --
   Preferred stock                                                        --          --          --
   Common stock                                                           62          59          59
   Additional paid-in capital                                          9,163       8,927       8,833
   Retained earnings                                                   3,337         530       1,312
                                                                    --------    --------    --------
                                                                      12,562       9,516      10,204
Less: Treasury stock, at cost                                         (1,396)     (1,396)     (1,396)
                                                                    --------    --------    --------
     Total shareholders' equity                                       11,166       8,120       8,808
                                                                    --------    --------    --------
     Total liabilities and shareholders' equity                     $ 33,753    $ 26,335    $ 17,670
                                                                    ========    ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            NINE MONTHS ENDED      THREE MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Net sales                                  $ 46,162    $ 26,137    $ 20,893    $ 15,065
Cost of goods sold                           24,100      13,263      10,401       7,243
                                           --------    --------    --------    --------
Gross profit                                 22,062      12,874      10,492       7,822
                                           --------    --------    --------    --------
Operating expenses                           12,442       6,948       3,570       2,873
Occupancy expenses                            2,344       1,945         784         600
Advertising expenses                          1,219       1,294         489         617
Depreciation and amortization                   696         522         257         179
Interest expense                                770         237         304          75
Interest income                                 (58)        (78)        (53)        (56)
                                           --------    --------    --------    --------
Total expenses                               17,413      10,868       5,351       4,288
                                           --------    --------    --------    --------
Income before income taxes                    4,649       2,006       5,141       3,534
Income taxes                                  1,765         833       1,910       1,400
                                           --------    --------    --------    --------
Net income                                    2,884       1,173       3,231       2,134
Accretion of preferred stock                   (192)         --         (67)         --
Retirement of preferred stock                   115          --          --          --
                                           --------    --------    --------    --------
Net income attributable to common
  shareholders                             $  2,807    $  1,173    $  3,164    $  2,134
                                           ========    ========    ========    ========

Weighted average number of common shares
  outstanding
      Basic                                   5,789       5,557       5,865       5,603
      Diluted                                 5,930       5,735       6,048       5,841
Net income per common share
      Basic                                $    .48    $    .21    $    .54    $    .38
      Diluted                              $    .47    $    .20    $    .52    $    .37


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                     ------------------
                                                                      2000       1999
                                                                     -------    -------
Cash flows from operating activities:
     Net income                                                      $ 2,882    $ 1,173
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                   696        522
         Net change in operating assets and liabilities                1,153      1,568
                                                                     -------    -------

         Net cash provided by operating activities                     4,731      3,263
                                                                     -------    -------

Cash flows from investing activities:
     Additions to property and equipment                              (1,741)      (635)
                                                                     -------    -------

         Net cash used for investing activities                       (1,741)      (635)
                                                                     -------    -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              239        169
     Retirement of preferred stock                                      (159)        --
     Proceeds from issuance of debt                                    3,100         --
     Repayments of debt                                               (2,589)      (235)
                                                                     -------    -------

         Net cash used provided by (used for) financing activities       591        (66)
                                                                     -------    -------

Net increase in cash and cash equivalents                              3,581      2,562

Cash and cash equivalents at beginning of period                          62      1,649
                                                                     -------    -------

Cash and cash equivalents at end of period                           $ 3,643    $ 4,211
                                                                     =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations for the three-month and nine-month periods ended June 30, 2000 and 1999, and cash flows for the nine-month periods ended June 30, 2000 and 1999 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the three-month and nine-month periods ended June 30, 2000 and cash flows for the nine-month period ended June 30, 2000 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2000.

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

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                             June 30,   September 30,     June 30,
                              2000          1999            1999
                            ---------   --------------   ---------
Finished goods              $   5,719   $        4,424   $   2,250
Work in process                 5,165            4,952         814
Supplies                          380              360          58
                            ---------   --------------   ---------
                            $  11,264   $        9,736   $   3,122
                            =========   ==============   =========

                            CALLOWAY'S NURSERY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. EARNINGS PER SHARE

EPS for the nine-month and three-month periods ended June 30, 2000 and 1999 is computed as follows (amounts, except per share amounts, in thousands):

                                                 Nine Months Ended       Three Months Ended
                                                ---------------------   ---------------------
                                                 June 30     June 30     June 30     June 30
                                                  2000        1999         2000        1999
                                                ---------   ---------   ---------   ---------
Basic EPS
   Net income attributable to common
     shareholders                               $   2,807   $   1,173   $   3,164   $   2,134

   Weighted average number of shares
     outstanding                                    5,789       5,557       5,865       5,603

   Net income per common share                  $     .48   $     .21   $     .54   $     .38

Diluted EPS
   Net income attributable to common
     shareholders                               $   2,807   $   1,173   $   3,164   $   2,134

   Weighted average number of shares
     outstanding - basic                            5,789       5,557       5,865       5,603
   Effective of dilutive securities - assumed
     exercise of stock options                        141         178         183         238
                                                ---------   ---------   ---------   ---------
   Weighted average number of shares
     outstanding -- diluted                         5,930       5,735       6,048       5,841
                                                =========   =========   =========   =========

   Net income per common share                  $     .47   $     .20   $     .52   $     .37

The Company had 985,100 and 921,500 outstanding stock options at June 30, 2000 and 1999, respectively.

For each of the Nine Month and Three Month Periods Ended June 30, 2000 and 1999, 7,000 options were excluded from the diluted EPS computation because they would have been antidilutive.

                            CALLOWAY'S NURSERY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. SEGMENT INFORMATION

The Company has two reportable segments: Retail, and Growing and Wholesale.

The following is a tabulation of business segment information as of and for the nine-month and three-month periods ended June 30, 2000 and 1999. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands.

                                          Nine            Nine           Three          Three
                                          Month          Month           Month          Month
                                         Period         Period          Period         Period
                                          ended          ended           ended          ended
                                         June 30,       June 30,        June 30,       June 30,
                                           2000           1999            2000           1999
                                        -----------    -----------    -----------    -----------
     REVENUES
        From external customers
          Retail                        $    38,198    $    26,118    $    17,893    $    15,046
          Growing and Wholesale               7,964             19          3,000             19
                                        -----------    -----------    -----------    -----------
            Totals                           46,162         26,137         20,893         15,065
                                        -----------    -----------    -----------    -----------
        From other operating segments
          Retail                                 --             --             --             --
          Growing and Wholesale               2,483          1,497          1,238            839
                                        -----------    -----------    -----------    -----------
            Totals                            2,483          1,497          1,238            839
                                        -----------    -----------    -----------    -----------
     Inter-segment eliminations              (2,483)        (1,497)        (1,238)          (839)
                                        -----------    -----------    -----------    -----------

     Total consolidated net sales       $    46,162    $    26,137    $    20,893    $    15,065
                                        ===========    ===========    ===========    ===========

     PRE-TAX OPERATING PROFIT
          Retail                        $     4,194    $     1,591    $     3,968    $     3,254
          Growing and Wholesale                 414            142          1,089            115
                                        -----------    -----------    -----------    -----------
            Totals                            4,608          1,733          5,057          3,369
     Corporate and inter-segment
        eliminations                             41            273             84            165
                                        -----------    -----------    -----------    -----------
     Total consolidated pre-tax
        operating profit                $     4,649    $     2,006    $     5,141    $     3,534
                                        ===========    ===========    ===========    ===========

                                                          June 30, 2000    June 30, 1999
                                                          --------------   --------------
      TOTAL ASSETS
         Retail                                           $        6,552   $        2,759
         Growing and Wholesale                                     8,297              955
         Corporate                                                18,904           13,956
                                                          --------------   --------------
             Totals                                       $       33,753   $       17,670
                                                          ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The quarter ended June 30, 2000 is the third fiscal period where we have reported results of operations inclusive of the Cornelius Acquisition.

                                                             (Amounts in millions, except per share amounts)
                                                             -----------------------------------------------
    Third quarter highlights (unaudited)                      Fiscal 2000      Fiscal 1999       Fiscal 1998
    ------------------------------------                     ------------      -----------       -----------
    Consolidated net sales                                        $20.9             $15.1            $15.0
       Retail segment sales                                        17.9              15.1             15.0
       Growing and Wholesale segment sales                          4.2                .9               .6
       Less: internal sales                                       (1.2)              (.9)             (.6)
    Sales increase                                                  38%                0%              15%
    Same-store sales increase (decrease)                            (7%)              (4%)             14%
    Number of retail stores (end of quarter)                         21                16               14
    Gross profit margin                                             50%               52%              46%
    Pre-tax operating income                                       $5.1              $3.5             $2.8
    Net income per share (diluted)                                 $.52              $.37             $.31
    Cash flows from operations                                      2.8               3.9              3.6
    Retail store inventories                                        4.5               2.2              1.6
    Current ratio                                                  1.65              1.63             1.79
    Property, plant and equipment (net)                           $15.0              $8.0             $7.1
    Long-term debt (including current portion)                     10.5               3.1              3.0

Quarter Ended June 30, 2000 Compared with Quarter Ended June 30, 1999

Calloway's Nursery continued a strong positive trend by recording the highest pre-tax operating profit for any quarter in the Company's history. The continued outstanding results were primarily due to achieving continued operating efficiencies at the existing Calloway's Nursery retail stores in Dallas / Fort Worth, with the additional positive contribution from all operations acquired in the Cornelius Acquisition.

Management's focus this year has been to achieve solid bottom-line growth by holding the line on expenses, while smoothly integrating the operations acquired in the Cornelius Acquisition.

Sales increased by 38%, primarily because of the additional operations acquired in the Cornelius Acquisition. The seventeen Calloway's Nursery retail stores in Dallas and Fort Worth recorded a 4% sales decline, with same-store sales off 7%. Retail segment sales were approximately $17.9 million, or 86% of total sales. Growing and Wholesale segment sales were approximately $4.2 million, with about $1.2 million of those sales to our own retail stores and wholesale distribution centers.

Gross profit margins decreased to 50% from 52% last year. The Calloway's Nursery retail stores achieved improved margins as a result of continued improvements in merchandise procurement and presentation, and the Cornelius Nurseries retail stores in Houston achieved comparable gross margins for the Spring season. However, gross profit margins were lower overall due to the increased volume of Growing and Wholesale sales, which typically earn lower gross profit margins than retail sales.

As the following table illustrates, all expense components, except for Interest Expense, were either flat or lower relative to Sales for the quarter ended June 30, 2000 compared to the same period last year:

                                                                   (Amounts in thousands)
                                                 -------------------------------------------------------
                                                       Fiscal 2000                    Fiscal 1999
                                                 -----------------------         -----------------------
                                                  Amount         % Sales          Amount         % Sales
        Consolidated net sales                   $20,893                         $15,065
        Operating expenses                         3,570             17%           2,873             19%
        Occupancy expenses                           784              4%             600              4%
        Advertising expenses                         489              2%             617              4%
        Depreciation and amortization                257              1%             179              1%
        Interest expense (net)                       251              1%              19              --

        Total expenses                            $5,351             26%          $4,288             28%
        Note - percentages will not foot due to rounding

Interest Expense increased due to the debt associated with the Cornelius Acquisition and to increased interest rates.

Nine-Month Period Ended June 30, 2000 Compared with Nine-Month Period Ended June 30, 1999

The results for the first nine months of fiscal 2000 were substantially improved from those of one year ago -- Calloway's improved its pre-tax operating income for the first nine months by 132%.

Management's focus this year has been to achieve solid bottom-line growth by holding the line on expenses while smoothly integrating the operations acquired in the Cornelius Acquisition.

Sales increased by 77%. The seventeen Calloway's Nursery retail stores in Dallas and Fort Worth recorded a 4% sales increase, with same-store sales rising 2%. Retail segment sales were approximately $38.2 million, and Growing and Wholesale segment sales were approximately $10.4 million, with about $2.5 million of those sales to our own retail stores and wholesale distribution centers.

Gross profit margins declined from 49% to 48%. The Calloway's Nursery retail stores achieved improved margins as a result of continued improvements in merchandise procurement and presentation, and the Cornelius Nurseries retail stores in Houston achieved gross margins which approximated those achieved by the Calloway's Nursery retail stores this year. However, gross profit margins were lower overall due to the increased volume of Growing and Wholesale sales, which typically earn lower gross profit margins than retail sales.

Expenses increased due to the Cornelius Acquisition. However, total Expenses were only 38% of Sales for the first nine months of fiscal 2000, compared to 42% of sales for the comparable period in fiscal 1999.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities totaled approximately $4.7 million for the nine-month period ended June 30, 2000, compared to $3.3 million for the comparable period one year ago. The improvement was due to the approximately $2.6 million improvement in pre-tax operating results, offset by increases in Inventory and Accounts receivable related to the Growing and Wholesale segment of the business.

Cash flows used by investing activities of approximately $1.7 million were increased from $0.6 million one year ago. Substantially all of the increase was due to the construction of a new Calloway's retail store that opened in April 2000.

Cash flows provided by financing activities totaled approximately $0.6 million for the nine-month period, compared to cash flows used by financing activities of $.1 million for the comparable period one year ago. Significant transactions included:

     o We borrowed approximately $0.8 million to finance the construction of the new retail store that opened in April 2000.

     o We replaced approximately $1.7 million in variable-rate debt with approximately $2.2 million in fixed-rate debt that also has a longer maturity.

     o We repaid approximately $0.5 million borrowed at the beginning of Fiscal 2000 under our revolving line of credit.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of approximately $0.2 million. The redeemed Preferred Stock had a redemption value of approximately $0.6 million and a carrying amount of approximately $0.3 million. Thus, the remaining redemption amount of the Preferred Stock was reduced to approximately $3.4 million.

Inventories increased to approximately $11.3 million at June 30, 2000 compared to approximately $3.1 million at June 30, 1999. Most of the increase was due to the Cornelius Acquisition. We had Retail Inventories of approximately $4.5 million at June 30, 2000 compared to approximately $2.2 million at June 30, 1999, and Growing and Wholesale Inventories of approximately $6.8 million at June 30, 2000 compared to approximately $0.9 million at June 30, 1999. It is normal for the Growing and Wholesale Segment to have higher amounts of Inventory, since merchandise growing times range from several weeks to over one year.

We believe that the cash flows from operations, supplemented on a seasonal basis by revolving credit lines, should adequately support servicing of the debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates and its common stock price. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of June 30, 2000, we had no foreign exchange contracts and/or options outstanding.

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

At June 30, 2000 Calloway's had variable rate debt of $7.3 million. In addition, we had future minimum lease payments under noncancellable operating leases of $13.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $73,000 for the variable-rate debt.

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

Dated: August 11, 2000

                                            CALLOWAY'S NURSERY, INC.


                                            By /s/ James C. Estill
                                               --------------------------------
                                               James C. Estill, President and
                                               Chief Executive Officer


                                             By /s/ Daniel G. Reynolds
                                                -------------------------------
                                                Daniel G. Reynolds, Vice
                                                President and Chief Financial
                                                Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27            Financial Data Schedule