Form 10-K405
period 2000-09-30
CALLOWAYS NURSERY INC
filed 2000-12-22
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

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

                                   ----------

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. [X]

As of December 20, 2000, Registrant had outstanding 6,050,309 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 20, 2000 as reported on the Nasdaq Stock Market, was approximately $5,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2000 annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX


                                                                                      Page
                                                                                   Reference
                                                                                   Form 10-K
PART I

Item 1.    Business                                                                     3

Item 2.    Properties                                                                   9

Item 3.    Legal Proceedings                                                            9

Item 4.    Submission of Matters to a Vote of Security Holders                          9

PART II

Item 5.    Market for Registrant's Common Stock and Related
           Shareholder Matters                                                         10

Item 6.    Selected Financial Data                                                     11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         11

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risk                  15

Item 8.    Financial Statements and Supplementary Data                                 15

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                         15

PART III

Item 10.   Directors and Executive Officers of the Registrant                          15

Item 11.   Executive Compensation                                                      15

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                                  15

Item 13.   Certain Relationships and Related Transactions                              15

PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and
           Reports on Form 8-K                                                         16

PART I
ITEM 1. BUSINESS

ABOUT CALLOWAY'S NURSERY, INC.

At the largest Retail nursery chain in Texas, all of us feel a responsibility to our customers to provide timely information about the care and nurturing of quality plants and the proper use and enjoyment of the related products we sell. In fact, all of the companies that are part of the Calloway's Nursery, Inc. ("the Company") family are known for treating each of our customers with caring respect. Satisfaction is guaranteed.

Our management team consists of professionals that have worked together for most of the time that the Company has been in operation. This hard-working team of specialists enables each area of our company to evolve and upgrade its services and products continuously. And by taking full advantage of available technology we are especially responsive to the ever-changing demands of the market.

Because we hold the largest number of shares in our company, the Company's team's interests are tightly aligned with those of every shareholder.

ABOUT OUR OPERATIONS

Founded in 1986, the Company has become the largest lawn and garden retailer in Texas.

We opened the first Calloway's Nursery Retail stores in 1987. Since that time, we have grown to seventeen Calloway's Nursery Retail stores in the Dallas-Fort Worth market ("Calloway's").

In 1997 we acquired an established Growing operation for the production of living plants: Miller Plant Farms, Inc. ("Miller Plant Farms").

Near the end of fiscal 1999 we acquired Cornelius Nurseries, Inc. (the "Cornelius Acquisition"), adding the Cornelius Nurseries Retail stores in the Houston market ("Cornelius"), the Turkey Creek Farms Growing operation near Houston ("Turkey Creek Farms"), and the Wholesale Landscape Distributors Wholesale operations in Houston and Austin ("WLD"). Fiscal 2000 was the first year that the operations acquired in the Cornelius Acquisition have been included in the Company's results of operations.

Today, our Retail Segment, which is comprised of the Calloway's and Cornelius Retail stores, provides the majority of our Sales. We also have a sizable Growing and Wholesale Segment, which includes Miller Plant Farms, Turkey Creek Farms and WLD.

RETAIL

CALLOWAY'S NURSERY
CORNELIUS NURSERIES

We operate seventeen Calloway's stores in the Dallas-Fort Worth and three Cornelius stores in Houston. Our locations are selected on the basis of demographic data, traffic patterns and shopping habits. All Calloway's and Cornelius stores are company-operated. We lease twelve of the Calloway's store locations and own the other five. We own all three Cornelius store locations.

We focus on quality and breadth of selection in bedding plants and nursery stock, complemented by other related garden products such as soil amendments and fertilizers. Apart from Christmas, approximately two-thirds of our annual Retail sales are derived from living plants. The remaining one-third is made up of products that primarily relate to their care and feeding.

All Calloway's and Cornelius stores sell Christmas merchandise. The Cornelius stores have a stronger and more financially beneficial focus on Christmas than do the Calloway's stores.

The quality selection of living plants and garden products found throughout all Calloway's and Cornelius Retail stores offer our customers appropriate living plants, while informing them about the care and additional products that may be required to provide the best results with their selections. Our staff is known for treating customers with respect and guaranteeing their satisfaction.

Living plants are ecologically sound investments that cleanse the air and replenish the earth's oxygen and more. We believe that the living plants we sell do more than just benefit our customers with decoration. They provide spiritual and physical buffers against the stresses of urban life.

We seek to maintain balance with our natural habitat by informing our customers as to the manner they may use our products in harmony with the environment. The future will see us leading efforts to encourage the development of our urban environment in ways that allow all of its elements to co-exist successfully.

GROWING AND WHOLESALE

MILLER PLANT FARMS

In 1997 Calloway's acquired an established facility for the production of living plants - Miller Plant Farms. This Growing facility was developed by Mike Miller, who has continued to manage the facility since that time. Miller Plant Farms produces roses, ground covers, caladiums, perennials, hollies and flowering shrubs, and allows Calloway's to provide its customers with the very best selection and value in top-quality living plants. Since its acquisition, Miller Plant Farms has been providing the Calloway's stores with first quality products in the appropriate quantities at the appropriate time.

Founder Mike Miller is Past President of the International Plant Propagation Society - Southern Region; Past President of Northeast Texas Nursery Growers Association; and Past Director of the Texas Nursery and Landscape Association ("TNLA") Region III. He is a Texas Certified Nursery Professional and received his BS in Horticulture from Kansas State University in 1974.

TURKEY CREEK FARMS

The Cornelius family began Turkey Creek Farms in 1951 to meet the demand for quality nursery-grown products in Texas. The operation's customer base, however, has grown to include a list of nurseries and garden centers in Texas, Louisiana and Oklahoma, including our Calloway's and Cornelius Retail stores.

Turkey Creek Farms products include shrubs, ground covers, grasses, trees, annuals, perennials and blooming tropicals.

Turkey Creek Farms is professionally managed by Tom Henry. A Texas Certified Nursery Professional and a member of the International Plant Propagation Society, Tom received his BS with a double major in Agriculture and Business from Stephen F. Austin State University in 1989.

WHOLESALE LANDSCAPE DISTRIBUTORS

In 1998, Cornelius created WLD as a separate operation from Turkey Creek Farms to provide brokered plants and hard lines to the fast-growing landscape contractor market. WLD sells plants to this segment of the market on time and to specification throughout the Houston and Austin markets.

ABOUT OUR INDUSTRY

Texas is the country's third largest Retail market for lawn and garden center "green goods" and the third largest producer of green goods for the Retail and landscape markets.

According to the Texas Comptroller's research Division, Texas retailers of ornamental nursery products reported sales of $1.6 billion in 1999. During the past ten years, sales by nursery retailers have increased by 26%. This increase has occurred despite the proliferation of retailers such as Home Depot, Lowe's and Wal-Mart that do not separately report their sales of nursery products.

Wholesale green goods produced in Texas are sold primarily in Texas. The state offers varying climates and soils allowing a broad range of plant production. Reported Wholesale sales of ornamental nursery products in Texas have increased by 45% during the past ten years.

Two geographic areas where green goods production is predominant are Houston (the location of Turkey Creek Farms) and Tyler (the location of Miller Plant Farms). In the Houston area mild weather, humidity and a long growing season combine to make conditions favorable for production of a wide variety of ornamental and blooming plants. In Tyler, climatic cycles, soils and water make production of roses and woody evergreens favorable.


ABOUT OUR MANAGEMENT TEAM

JIM ESTILL, 53, is Chairman of the Board, President and Chief Executive Officer. Along with John Cosby and John Peters, Jim co-founded Calloway's in 1986. Prior to that, Jim worked with Sunbelt Nursery Group, as President and Chief Executive Officer. Jim received his BBA in Finance from Texas Christian University in 1969, and his MBA from TCU in 1977. A Texas Master Certified Nursery Professional, Jim is Vice-Chairman of the Texas Certified Nursery Professional Committee, Member of the Nursery/Floral Advisory Committee of the Texas Department of Agriculture and Past Chairman of the TNLA Education and Research Foundation.

STERLING CORNELIUS, 78, is President of Cornelius Nurseries, and a Director of Calloway's Nursery, Inc. Sterling has been with Cornelius Nurseries since his father founded the business in 1937, except for the period 1941-1945, when he served in the U.S. Navy during World War II. Sterling is a recognized leader in the nursery industry, having been President of the TNLA, President of the Houston Landscape Nurserymen's Association, Chairman of the Drafting Committee - Texas Certified Nursery Professional Manual and Examination, Member of the Board of Trustees of the Texas Agricultural Lifetime Leadership Board, and a member of the Texas Certified Nurserymen's Professional Committee. He is the only two-time recipient of the ARP Award - the highest honor that TNLA can bestow on one of its members. Sterling is also active in many community efforts, including past membership on the Board of Directors of the Houston Chamber of Commerce and the President's Council of Houston Baptist University.

JOHN COSBY, 57, is Vice President, Secretary and a Director. John, along with Jim Estill and John Peters, co-founded Calloway's in 1986. He developed all of Calloway's Retail store locations, including site selection and development, as well as lease and acquisition negotiations. Prior to 1986, John worked at Sunbelt Nursery Group, serving as Vice President -- Corporate Development and at Pier 1 Imports as Real Estate Manager. John received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Master Mediator, John is Past Chairman of Optical Federal Credit Union, and Past President of the Dispute Resolution Services of Tarrant County.

JOHN PETERS, 49, is President of Calloway's Nursery of Texas, Inc., and Vice President and Director of Calloway's Nursery, Inc. John, along with Jim Estill and John Cosby, co-founded Calloway's in 1986. He developed the original Calloway's staff into a team of industry professionals. As President he has primary responsibility for store operations, merchandising, advertising and marketing, distribution, human resources and administration related to the North Texas Calloway's Retail stores and Miller Plant Farms. Prior to 1986, John worked with Sunbelt Nursery Group as Senior Vice President of Operations, where he was responsible for operations of all subsidiaries, including more than 100 stores in five states, and two Growing operations. John attended Texas Christian University. A Texas Master Certified Nursery Professional, John is Past Chairman of the TNLA.

DAN REYNOLDS, 43, is Vice President, Chief Financial Officer and Assistant Secretary. Dan joined Calloway's in 1990, where he developed its financial, operating and merchandising decision-support systems. His responsibilities include all financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. Dan also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Dan worked with Atmos Energy Corporation as Financial Systems Manager and KPMG LLP as Supervising Senior Accountant. Dan received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Dan is Past President of the Fort Worth Chapter of Financial Executives Institute.

SAM WEGER, 50, is Vice President of Merchandising. Sam began with Calloway's in Retail store management in 1987 with the opening of the first stores. He has primary responsibility for the administration of planning, procurement and replenishment of all merchandise lines. Prior to 1987, Sam was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Sam received his BBA in Political Science and Education from Fort Hays State University. A Texas Master Certified Nursery Professional, Sam is a Director of the TNLA, Past President of TNLA, Region 5, and Past Chairman of the TNLA Education Committee.

ABOUT OUR CHALLENGES

Like any business, we face certain challenges. The biggest challenges are:

     The nursery business is highly competitive in the United States. In the Dallas, Fort Worth and Houston markets, we compete for the loyalty of our customers with large "mass merchants" such as Home Depot, Lowe's, Kmart, Wal-Mart, and several grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than does Calloway's. Dallas, Fort Worth and Houston are also home to many independent garden centers.

     For us to succeed in this environment, we must consistently and dependably represent to our customers a clearly superior value.

     Our business is seasonal. About 40% of our annual sales occur in the third fiscal quarter, which is our most profitable quarter. Fiscal 2000 was the first year for which Sales from the operations acquired in the Cornelius Acquisition were included.

                                    [GRAPH]

                          SALES BY QUARTER (UNAUDITED)

                                  ($ MILLIONS)

                          1st     2nd     3rd     4th
                          ---     ---     ---     ---
Fiscal 1998                4.5     4.2    15.0    3.3
Fiscal 1999                5.5     5.6    15.1    4.2
Fiscal 2000               13.0    12.2    20.9    7.7

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

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

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

Our newer Calloway's stores occupy similar-sized sites, but have different configurations. They include design features such as stone buildings, glass greenhouses and wrought iron fencing and landscaped courtyards. We want each new store to fit with the community in which it is located.

As of September 30, 2000 we operated seventeen Calloway's Retail stores. We own the land and buildings at five locations. The other twelve locations are leased under the terms of long-term leases.

All three of the Cornelius Retail stores are free standing and are located in high-traffic Retail shopping areas. Though each Cornelius store has a somewhat different configuration, they are about the same overall size as a Calloway's Retail store.

We own two nursery Growing facilities. Miller Plant Farms, near Tyler, Texas (approximately 80 acres), and Turkey Creek Farms, north of Houston (approximately 160 acres).

Each of our two Wholesale facilities is about 10 acres in size. Each contains an outdoor selling area and an office/warehouse building.

We lease our corporate office in an office building in Fort Worth, Texas. We also lease a warehouse/distribution center in Fort Worth, Texas.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol CLWY since the initial public offering on June 26, 1991. The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:

                         High           Low          Close
                        ------        ------        ------
FISCAL YEAR 1996

First Quarter           $1.219        $ .625        $ .750
Second Quarter           1.188          .719         1.063
Third Quarter            1.125          .719          .875
Fourth Quarter           1.188          .813          .938
                        ------        ------        ------
FISCAL YEAR 1997

First Quarter            1.063          .719          .750
Second Quarter            .938          .688          .813
Third Quarter            1.094          .688         1.063
Fourth Quarter           1.375         1.000         1.281
                        ------        ------        ------
FISCAL YEAR 1998

First Quarter            2.063         1.094         1.375
Second Quarter           2.875         1.313         2.844
Third Quarter            3.125         1.875         2.250
Fourth Quarter           2.313          .938         1.188
                        ------        ------        ------
FISCAL YEAR 1999

First Quarter            1.375         1.000         1.125
Second Quarter           1.500         1.125         1.313
Third Quarter            2.000         1.250         1.375
Fourth Quarter           1.563         1.125         1.125
                        ------        ------        ------
FISCAL YEAR 2000

First Quarter            1.438          .938         1.188
Second Quarter           1.500          .969         1.375
Third Quarter            1.500          .813         1.188
Fourth Quarter           1.750         1.125         1.375
                        ------        ------        ------


The closing price of the common stock on December 20, 2000, as reported by Nasdaq, was $1.25. As of December 20, 2000 there were approximately 500 shareholders of record, and approximately 1,800 beneficial shareholders.

We have never paid cash dividends on common stock. We intend to retain earnings for further development of the business and, therefore, do not intend to pay cash dividends on common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. Comparability of the Statement of Operations data for 2000 and the Balance Sheet data for 1999 and 2000 was impacted by the Cornelius Acquisition.

                                  SELECTED FINANCIAL DATA
                       (Amounts in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                  2000          1999          1998           1997          1996
-----------------------------                ------        ------        ------         ------        ------
Net sales                                    $53.8         $30.4         $27.1          $26.2         $24.0
Net income (loss)                            $ 1.7         $  .4         $ (.3)         $ 1.7         $  .2
Income loss per common share:
     Basic                                   $ .26         $ .07         $(.05)         $ .33         $ .04
     Diluted                                 $ .25         $ .07         $(.05)         $ .33         $ .04



BALANCE SHEET DATA                            2000          1999          1998           1997          1996
------------------                           ------        ------        ------         ------        ------
Total assets                                 $31.0         $26.3         $14.7          $13.1         $ 8.9
Long-term obligations                        $11.7         $10.9         $ 3.0          $ 1.8         $  --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORNELIUS NURSERIES ACQUISITION

In September 1999 we completed the Cornelius Acquisition. Fiscal 2000 was the first year that results of operations for the business units acquired in the Cornelius Acquisition have been included in our Consolidated Statements of Operations.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

The results for 2000 were substantially improved over those for 1999. We had our most profitable year of operations since becoming a public company in 1991.

                                    [GRAPH]

                                 INCOME (LOSS) BEFORE INCOME TAXES

                                           ($ thousands)

                                         2000          1999          1998           1997          1996
                                        ------        ------        ------         ------        ------
Income (loss) before income taxes        2,765           799          (327)           767           228

Sales increased by 77.3% over 1999, marking the fifth consecutive year that sales have risen. Most of the increase was a result of the Cornelius Acquisition. Same-store Sales for the sixteen Calloway's Retail stores open for over one year were up 1.3%. During 2000, our Retail Segment generated approximately $44.5 million in external Sales, while our Growing and Wholesale Segment contributed an additional $9.3 million in external Sales.

                                    [GRAPH]

                       SALES

                   ($ millions)

        2000    1999    1998    1997    1996
        ----    ----    ----    ----    ----
Sales   53.8    30.4    27.1    26.2    24.0

Gross Profit rose by over 69.0%. Gross Margins (Gross Profit as a percentage of net Sales) declined to 47.0% in 2000 from 49.3% for 1999. Gross Margins for the Retail Segment in 2000 were comparable to those earned in 1999. However, with the Cornelius Acquisition, our Sales include a larger proportion from the Growing and Wholesale Segment. Since Gross Margins tend to be somewhat lower in the Growing and Wholesale Segment than those in the Retail Segment, our overall Gross Margins are lower.

                                     [GRAPH]

                           GROSS MARGIN

                            % of sales

                2000    1999    1998    1997    1996
                ----    ----    ----    ----    ----
Gross margin    47.0%   49.3%   45.1%   47.3%   46.8%

Operating Expenses increased 77.5%. Substantially all of the increase was due to the Cornelius Acquisition.

Occupancy Expenses increased 12.8%. The percentage increase was much lower than the percentage increase in Sales because substantially all of the real properties added in the Cornelius Acquisition are Company-owned instead of leased. Occupancy Expenses do not include the Depreciation and Amortization or Interest Expenses related to the cost of Company-owned facilities.

Advertising Expenses decreased 1.7%. We changed the media mix in the Dallas-Fort Worth markets to optimize our Advertising budget. Those savings were more than the Advertising Expenses needed for the Houston market.

Depreciation and Amortization increased 34.3%. The increase was attributable to the assets added in the Cornelius Acquisition.

Interest Expense increased 224.9%, primarily due to the debt incurred to finance the Cornelius Acquisition.

Interest Income decreased 23.8%, due to lower levels of Cash maintained during the year.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

The results for 1999 were substantially improved over those for 1998. We had our most profitable year of operations since 1992.

Sales increased 12% over 1998, marking the fourth consecutive year that sales have risen.

Gross Profit rose $2.8 million on a Sales increase of about $3.3 million. We made a concerted effort to improve our Gross Margins (Gross Profit as a percentage of net Sales) and had success in these key areas:

         o Our new incentive programs rewarded store management and other middle managers for focus on improving gross margins by reducing the amount of stock loss.

         o Our Miller Plant Farms Growing operation sharply improved its delivery of high-quality, timely merchandise to our Retail stores.

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

Occupancy Expenses decreased 2%. The two new stores we opened early in fiscal 1999 increased the total number of Retail stores in Dallas-Fort Worth to sixteen. However, those two stores essentially replaced stores that had been closed during fiscal 1998, and the newer stores have generally lower rents than the ones that had been closed.

Advertising Expenses rose 5%. We focused our use of the advertising media to coincide with seasonal peaks in demand, which led to the 12% sales gain with only a 5% increase in advertising expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Flows Provided by Operating Activities were $1,695,000 for fiscal 2000, compared to cash flows provided by operations of $1,164,000 for fiscal 1999. The improvement in Net Income was partially offset by the increased Inventory and Accounts Receivable associated with the Growing and Wholesale Segment business units acquired in the Cornelius Acquisition.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Flows Used by Investing Activities decreased to $1,811,000 for fiscal 2000 from $9,927,000 for fiscal 1999. In 1999 substantially all of those cash flows were for the Cornelius Nurseries acquisition completed in September 1999. The only major capital expenditure for 2000 was the completion of a new Calloway's Nursery Retail store, which opened in April 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Flows Provided by Financing Activities decreased to $467,000 for fiscal 2000 from $7,176,000 for fiscal 1999. In 1999 we borrowed $6.5 million from a financial institution to help finance the Cornelius Nurseries acquisition. We also borrowed a net of $463,000 under our seasonal working capital line of credit. For 2000 we borrowed $2.3 million to refinance a portion of the $6.5 million note payable referred to above to obtain lower interest rates and longer maturities. We also borrowed $750,000 to acquire the Land to construct a new Retail store, which opened in April 2000. See Note 7 to Consolidated Financial Statements.

In November 2000, subsequent to the end of our fiscal year, we closed on two notes payable totaling $3.8 million. One of the two notes reduced the amount owed on the $6.5 million note referred to above (that had previously been reduced to $4.5 million) by an additional $2.4 million, leaving a balance of $2.1 million. That new note has a term of 15 years and a fixed interest rate of 8.5%. The second note payable replaced the $750,000 note payable that we used to help finance the construction of our new Calloway's Retail store opened during 2000. That new note has a term of 20 years and a 10.0% fixed interest rate for the first three years. See Note 7 to Consolidated Financial Statements.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000. Thus, the remaining redemption amount of the Preferred Stock was reduced to $3,420,200.

We anticipate that cash flows from operations and our $5,000,000 revolving line of credit arrangement (see Note 7 to Consolidated Financial Statements) will be sufficient to meet our working capital needs.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") was issued in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on October 1, 2000. It did not have an impact on the consolidated financial statements.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of September 30, 2000, we had no foreign exchange contracts and/or options outstanding.

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

At September 30, 2000 Calloway's had variable rate long-term debt of $7.9 million. In November 2000 we refinanced $3.2 million of variable-rate long-term debt with an equivalent amount of fixed-rate debt, reducing the amount of variable-rate long-term debt to $4.7 million (see Note 7 to Consolidated Financial Statements). In addition, we had future minimum lease payments under noncancellable operating leases of $11.9 million.

Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $47,000 for the variable-rate long-term debt that existed after the November 2000 refinancing noted above.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                             Page
                                                                                             ----
(a)(1)   FINANCIAL STATEMENTS

Independent Auditors' Report - KPMG LLP                                                       F-1

Consolidated Balance Sheets - September 30, 2000 and 1999                                     F-2

Consolidated Statements of Operations - Years Ended September 30, 2000,
     1999 and 1998                                                                            F-3

Consolidated Statements of Shareholders' Equity - Years Ended September 30,
     2000, 1999 and 1998                                                                      F-4

Consolidated Statements of Cash Flows - Years Ended September 30, 2000,                       F-5
     1999 and 1998

Notes to Consolidated Financial Statements                                                    F-7

(a)(2)   SCHEDULES

Schedules, other than those listed above in Item 14(a)(1) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)   EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
(3)    (a)    Restated Articles of Incorporation of the Registrant. (Exhibit (3)(a))(1)
       (b)    Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
       (c)    Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))(1)
(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a)(1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b)(1)
(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit (10)(a))(1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit (10)(b))(1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(c))(1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g))(1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(h))(1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i))(1)
       (h)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated July 2, 1996 (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated July 2, 1996 (Exhibit (10)(n))(2)
       (j)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated July 2, 1996 (Exhibit (10)(o))(2)
       (k)    Employment Agreement between the Registrant and C. Sterling
              Cornelius dated September 21, 1999.(9)
(21)   (a)    Subsidiaries of the Registrant.(3)
(23)   (d)    Consent of KPMG LLP.(3)
(27)   (a)    Financial Data Schedule.(3)
(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit (10)(d))(1)
(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan (Exhibit (99)(d)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan (Exhibit (99)(e))(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan Exhibit (99)(f))(8)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined Financial
              Statements as of and for the years ended September 30, 1998 and
              1997 (Exhibit 99.1)(9)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma Condensed
              Financial Information as of June 30, 1999 and for the nine month period ended June 30, 1999 and for the year ended September 30, 1998
              (Exhibit 99.2)(8)
(99)   (i)    Calloway's Nursery, Inc. 2000 Stock Option Plan(3)

----------

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

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

(8) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

(9) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 8-K Report filed October 1, 1999.

(b)      REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALLOWAY'S NURSERY, INC.

                                   By:

                                   /s/ James C. Estill
                                   ----------------------------------
                                   James C. Estill, President and
                                   Chief Executive Officer


                                   /s/ Daniel G. Reynolds
                                   ----------------------------------
                                   Daniel G. Reynolds, Vice President
                                   and Chief Financial Officer

                                   Dated: December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the company and in the capacities and on the dates indicated.

Name                                   Title             Date
----                                   -----             ----
/s/ James C. Estill                    Director          December 21, 2000
-------------------------
James C. Estill

/s/ John T. Cosby                      Director          December 21, 2000
-------------------------
John T. Cosby

/s/ John S. Peters                     Director          December 21, 2000
-------------------------
John S. Peters

/s/ Robert E. Glaze                    Director          December 21, 2000
-------------------------
Robert E. Glaze

/s/ Dr. Stanley Block                  Director          December 21, 2000
-------------------------
Dr. Stanley Block

/s/ C. Sterling Cornelius              Director          December 21, 2000
-------------------------
C. Sterling Cornelius

/s/ Daniel R. Feehan                   Director          December 21, 2000
-------------------------
Daniel R. Feehan

/s/ Timothy J. McKibben                Director          December 21, 2000
-------------------------
Timothy J. McKibben

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheets of Calloway's Nursery, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                             KPMG LLP

Fort Worth, Texas
November 10, 2000, except for the third paragraph of Note 7, which is as of November 30, 2000

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (amounts in thousands, except share and per share amounts)


                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                              2000            1999
                                                                          -------------   -------------
                                     ASSETS

Cash and cash equivalents                                                   $    413         $     62
Accounts receivable, less allowance for doubtful
   accounts of $91 in 2000                                                     1,068               54
Inventories                                                                   11,932            9,736
Prepaids and other assets                                                        316              137
                                                                            --------         --------
   Total current assets                                                       13,729            9,989
Property and equipment, net                                                   14,865           13,859
Goodwill, net of accumulated amortization of $1,125
   and $1,017, respectively                                                      848              956
Deferred income taxes                                                          1,348            1,392
Other assets                                                                     187              139
                                                                            --------         --------
     Total assets                                                           $ 30,977         $ 26,335
                                                                            ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                            $  4,001         $  3,277
Accrued expenses                                                               1,922            1,210
Income taxes payable                                                           1,518               79
Notes payable, current                                                            55              463
Current portion of long-term debt                                                555              558
Deferred income taxes, current                                                   118              622
                                                                            --------         --------
   Total current liabilities                                                   8,169            6,209
Deferred rent payable                                                          1,056            1,113
Long-term debt, net of current portion                                         9,870            9,003
                                                                            --------         --------
   Total liabilities                                                          19,095           16,325
                                                                            --------         --------
Commitments and contingencies
Non-Voting Acquisition Preferred Stock with mandatory
   redemption provisions; par value $.01 per share; 40,000
   shares authorized; 40,000 and 34,202 shares,
   respectively issued and outstanding                                         1,877            1,890
Shareholders' equity:
  Voting convertible preferred stock; par value
    $.625 per share; 3,200,000 shares authorized; no
    shares issued or outstanding                                                  --               --
  Preferred stock; par value $.01 per share;
    9,960,000 shares authorized; no shares issued or outstanding                  --               --
  Common stock; par value $.01 per share; 30,000,000 shares
    authorized; 6,237,760 and 5,940,766 shares issued, respectively;
    5,987,760 and 5,690,766 shares outstanding, respectively
                                                                                  62               59
   Additional paid-in capital                                                  9,288            8,927
   Retained earnings                                                           2,051              530
                                                                            --------         --------
                                                                              11,401            9,516
   Less: treasury stock, at cost (250,000 common shares)                      (1,396)          (1,396)
                                                                            --------         --------
     Total shareholders' equity                                               10,005            8,120
                                                                            --------         --------
     Total liabilities and shareholders' equity                             $ 30,977         $ 26,335
                                                                            ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)

                                                                  YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Net sales                                                        $     53,825      $     30,355      $     27,069
Cost of goods sold                                                     28,539            15,397            14,874
                                                                 ------------      ------------      ------------
Gross profit                                                           25,286            14,958            12,195
                                                                 ------------      ------------      ------------
Operating expenses                                                     16,155             9,101             7,764
Occupancy expenses                                                      3,055             2,709             2,773
Advertising expenses                                                    1,413             1,437             1,366
Depreciation and amortization                                             935               696               519
Interest expense                                                        1,043               321               237
Interest income                                                           (80)             (105)             (137)
                                                                 ------------      ------------      ------------
Total expenses                                                         22,521            14,159            12,522
                                                                 ------------      ------------      ------------
Income (loss) before income taxes                                       2,765               799              (327)
Income tax expense (benefit)                                            1,098               408               (43)
                                                                 ------------      ------------      ------------
Net income (loss)                                                       1,667               391              (284)
Accretion of preferred stock                                             (261)               --                --
Retirement of preferred stock                                             115                --                --
                                                                 ------------      ------------      ------------
Net income (loss) attributable to common
  shareholders                                                   $      1,521      $        391      $       (284)
                                                                 ============      ============      ============

Weighted average number of common shares
  outstanding
      Basic                                                             5,823             5,579             5,405
      Diluted                                                           6,002             5,758             5,405
Net income (loss) per common share
      Basic                                                      $        .26      $        .07      $       (.05)
      Diluted                                                    $        .25      $        .07      $       (.05)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)

                                                Common Stock           Additional
                                         -------------------------       Paid-in       Retained        Treasury
                                           Shares         Amount         Capital       Earnings         Stock           Total
                                         ----------     ----------     ----------     ----------      ----------      ----------

Balance as of September 30, 1997              5,582     $       55     $    8,406     $      423      $   (1,396)     $    7,488
Issuance of common stock                        154              2            260             --              --             262
Net loss                                         --             --             --           (284)             --            (284)
                                         ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 1998              5,736             57          8,666            139          (1,396)          7,466
Issuance of common stock                        205              2            261                                            263
Net income                                       --             --             --            391              --             391
                                         ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 1999              5,941             59          8,927            530          (1,396)          8,120
Issuance of common stock                        297              3            361             --              --             364
Net income                                       --             --             --          1,667              --           1,667
Accretion of preferred stock                     --             --             --           (261)             --            (261)
Retirement of preferred stock                    --             --             --            115              --             115
                                         ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 2000              6,238     $       62     $    9,288     $    2,051      $   (1,396)     $   10,005
                                         ==========     ==========     ==========     ==========      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                        Year Ended        Year Ended        Year Ended
                                                                       September 30,     September 30,     September 30,
                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                   $      1,667      $        391      $       (284)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
       Depreciation and amortization                                            935               696               519
       Allowance for doubtful accounts                                           91                --                --
       Gains on property sales                                                   --               (21)             (153)
       Deferred income taxes                                                   (460)              291               (52)
       Stock compensation                                                       124               116               111
       (Increase) decrease (net of effects from acquisition) in:
            Accounts receivable                                              (1,105)               94               (16)
            Inventories                                                      (2,196)             (895)             (808)
            Prepaid expenses and other assets                                  (179)              (22)              (48)
       Increase (decrease) (net of effects from acquisition) in:
            Accounts payable                                                    724                36               168
            Accrued expenses                                                    712               379               (49)
            Income taxes payable                                              1,439                79                --
            Deferred rent payable                                               (57)               20                (5)
                                                                       ------------      ------------      ------------
     Net cash flows provided by (used for) operating
       activities                                                             1,695             1,164              (617)
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
     Additions to property and equipment                                     (1,811)           (1,333)           (2,792)
     Acquisition of Cornelius Nurseries                                          --            (9,051)               --
     Proceeds from property sales                                                --               457               560
     Purchase of property held for sale                                          --                --              (823)
                                                                       ------------      ------------      ------------

     Net cash flows used for investing activities                            (1,811)           (9,927)           (3,055)
                                                                       ------------      ------------      ------------

                              Continued on Page F-6


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                             (amounts in thousands)

                                                                  Year Ended        Year Ended        Year Ended
                                                                 September 30,     September 30,     September 30,
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                               240               147               151
     Proceeds from issuance of long-term debt                           3,138             6,522             1,204
     Proceeds from sale and leaseback                                      --                --               562
     Net borrowings (repayments) under revolving line of
       credit                                                            (408)              463                --
     Repayments of long-term debt                                      (2,114)             (197)             (134)
     Lease payments under capital lease                                  (160)             (146)             (150)
     Bank overdraft                                                        --               483                --
     Payment of debt issuance costs                                       (70)              (96)               --
     Retirement of preferred stock                                       (159)
                                                                 ------------      ------------      ------------

     Net cash flows provided by financing activities                      467             7,176             1,633
                                                                 ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                      351            (1,587)           (2,039)

Cash and cash equivalents at beginning of year                             62             1,649             3,688
                                                                 ------------      ------------      ------------

Cash and cash equivalents at end of year                         $        413      $         62      $      1,649
                                                                 ============      ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                    $      1,043      $        321      $        237
     Income taxes                                                          --                72                10

In 1999 the Company issued non-dividend preferred stock with mandatory redemption provisions with a fair value of $1,890, and assumed accounts payable of $845, in exchange for certain assets relating to the Cornelius Acquisition.

In 2000 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $159. The redeemed Preferred Stock had a redemption value of $580 and a carrying amount of $274. In 2000 the carrying amount of the Preferred Stock was accreted by $261 to a carrying amount of $1,877 at September 30, 2000.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Calloway's Nursery, Inc. and Subsidiaries (the "Company") is engaged in the Retail, and Wholesale and Growing, segments of the nursery business. The Company opened its first three Retail stores in 1987.

The Company derives the majority of its revenues from sales to consumers of living plants and related products. No single product or customer accounts for a material portion of its revenues.

In September 1999 the Company acquired certain assets of Cornelius Nurseries, Inc. and two affiliated entities ("the Cornelius Acquisition"). The Cornelius Acquisition added three Retail stores in the Houston market, a Growing operation near Houston and two Wholesale distribution centers (one in Houston and one near Austin).

The Company has three wholly owned subsidiaries:

     Calloway's Nursery of Texas, Inc. -- operates the Company's Calloway's Retail stores in the Dallas-Fort Worth area.

     Miller Plant Farms, Inc. - is the Company's Growing facility near Tyler, Texas.

     Cornelius Nurseries, Inc. -- operates three Cornelius Retail stores in the Houston market, a Growing operation near Houston and two Wholesale distribution centers.

Economic, weather and other circumstances that may exist from time-to-time in these areas can have a significant impact on the Company's results of operations.

All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Revenue recognition - The Company recognizes revenue when the customer takes possession of the merchandise.

Accounts receivable - Certain of the Company's Wholesale and Growing customers purchase goods on credit. During 2000 the Company recorded an allowance for doubtful accounts of $91,000. No charge-offs were recorded in 2000.

Inventories - Inventories are stated at the lower of cost or market, with cost being determined principally on a first-in, first-out basis.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Leasehold improvements                                Term of lease
         Land improvements                                     15 years
         Buildings                                             33 years
         Furniture and fixtures                                5 years
         Vehicles                                              3 years

The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2000, the Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 11 for pro forma disclosures that show the effect on the Company's net income (loss) and net income (loss) per share as if the Company had adopted the cost recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The amount of the valuation allowance related to deferred tax assets at September 30, 2000 and 1999 has been estimated based on the weight of available evidence at September 30, 2000 and 1999. Such estimate could change in the future based on the occurrence of one or more future events.

Fair Value of Financial Instruments -The carrying values of the Company's financial instruments, other than long-term debt, approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 2000 and 1999.

Reclassifications - Certain amounts for 1998 and 1999 have been reclassified to conform to the 2000 presentation.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (amounts in thousands):

                                               September 30,    September 30,
                                                   2000             1999
                                               ------------     ------------
         Money market fund                     $          1     $          4
         Demand deposit accounts                        376               31
         Petty cash                                      36               27
                                               ------------     ------------
                                               $        413     $         62
                                               ============     ============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
         Finished goods                                    $      4,757     $      4,424
         Work in process                                          6,817            4,952
         Supplies                                                   358              360
                                                           ------------     ------------
                                                           $     11,932     $      9,736
                                                           ============     ============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
         Land                                              $      6,898     $      6,248
         Land improvements                                        2,193            1,975
         Leasehold improvements                                   1,121              988
         Buildings                                                5,039            4,073
         Furniture, fixtures and equipment                        2,763            2,351
         Vehicles                                                   548              502
         Construction in Process                                     14              651
         Less: accumulated depreciation and
           amortization                                          (3,711)          (2,929)
                                                           ------------     ------------
                                                           $     14,865     $     13,859
                                                           ============     ============

The gross amounts of equipment and related accumulated amortization recorded under capital leases as of September 30, 2000 and 1999 were as follows:

                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
         Equipment                                         $        556     $        556
         Less: accumulated amortization                            (400)            (240)
                                                           ------------     ------------
                                                           $        156     $        316
                                                           ============     ============

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following (amounts in thousands):

                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
         Accrued salaries and related taxes                $        201     $        171
         Accrued bonuses                                            327              508
         Accrued property taxes                                     589              341
         Accrued sales and use taxes                                170              110
         Other                                                      635               80
                                                           ------------     ------------
                                                           $      1,922     $      1,210
                                                           ============     ============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

The Company entered into a $5,000,000 revolving line of credit arrangement with a bank that matures on May 31, 2001 and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement sources available to meet the Company's seasonal working capital needs. At September 30, 2000 and 1999 the outstanding balances were $55,000 and $463,000, respectively, and the unused available credit was $4,945,000 and $4,537,000, respectively. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 10.00% at September 30, 2000.

Long-term debt consists of the following (amounts in thousands):

                                                           September 30,    September 30,
                                                               2000             1999
                                                           ------------     ------------
         Notes payable - financial institutions (a),
           (b), (c), (d), (e), (g), (h), (i)               $     10,153     $      9,237
         Obligations under capital lease (f)                        100              260
         Other                                                      172               64
                                                           ------------     ------------
                                                                 10,425            9,561
         Less: amounts due within one year                         (555)            (558)
                                                           ------------     ------------
                                                           $      9,870     $      9,003
                                                           ============     ============

     (a) In September 1999 the Company entered into a note payable to a financial institution. At September 30, 1999 the outstanding balance was $6,500,000. During 2000 the Company reduced the balance by $1,732,000 with the proceeds of the two notes payable described in (h) and (i) below. The outstanding balance at September 30, 2000 was $4,625,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $600,000 annually. Payments are based on a fifteen-year amortization. The note matures in five years with a balloon payment due at that time. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 10.50% at September 30, 2000. In November 2000 the Company reduced the balance by an additional $2,448,000 with the proceeds of the note payable described below.

     (b) In December 1996 the Company entered into a note payable to a financial institution. At September 30, 2000 and 1999 the outstanding balances were $409,000 and $455,000, respectively. The note is collateralized by certain real estate and requires payments, including interest, of approximately $86,000 annually for a term of ten years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.50% at September 30, 2000.

     (c) In July 1997 a wholly owned subsidiary of the Company entered into a note payable to a financial institution. At September 30, 2000 and 1999 the outstanding balances were $889,000 and $929,000, respectively. The note is collateralized by certain real estate and requires payments, including interest, of approximately $123,000 annually for a term of fifteen years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.125% at September 30, 2000.

     (d) In July 1997 the Company entered into a note payable to a financial institution. At September 30, 2000 and 1999 the outstanding balances were $270,000 and $295,000, respectively. The note is collateralized by certain real estate and requires payments, including interest, of approximately $53,000 annually for a term of ten years. The interest rate is variable, tied to the institution's prime lending rate. The interest rate was 9.95% at September 30, 2000.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (e) In October 1997 the Company entered into a note payable to a financial institution. At September 30, 2000 and 1999 the outstanding balances were $1,003,000 and $1,058,000, respectively. The note is collateralized by certain real estate. Payments are based on a twelve-year amortization. The note matures in six years with a balloon payment due at that time. The interest rate is variable, tied to the institution's current prime lending rate. The interest rate was 10.50% at September 30, 2000.

     (f) In May 1998 the Company entered into a sale-leaseback of computer equipment with a computer leasing company. The lease is being accounted for as a capital lease. The outstanding balance of the capital lease obligation at September 30, 2000 and 1999 were $100,000 and $260,000, respectively. The lease requires payments of $180,000 annually for 39 months. The interest portion of these payments totals $56,000 and is excluded from the maturities schedule below.

     (g) In December 1999 the Company entered into a note payable to a financial institution. At September 30, 2000 the outstanding balance was $750,000. The note is collateralized by certain real estate. The interest rate is variable and tied to the bank's current prime lending rate. The interest rate was 10.5% at September 30, 2000. Payments of interest only total approximately $83,000 annually. This note was paid off subsequent to September 30, 2000 as described below.

     (h) In April 2000 the Company entered into a note payable to a financial institution. At September 30, 2000 the outstanding balance was $1,008,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $121,000 annually for a term of fifteen years. The interest rate is 8.5% fixed. The note matures on March 1, 2015.

     (i) In April 2000 the Company entered into a note payable to a financial institution. At September 30, 2000 the outstanding balance was $1,199,000. The note is collateralized by certain real estate and requires payments, including interest, of approximately $144,000 annually for a term of fifteen years. The interest rate is 8.5% fixed. The note matures on March 1, 2015.

On November 1, 2000 the Company entered into a note payable to a financial institution for $1,192,000, using $750,000 of the proceeds to pay off the balance of the note payable described in (g) above. The new note is collateralized by certain real estate and requires payments, including interest, of approximately $138,000 annually for a term of 20 years. The interest rate is 10.0% fixed until November 2003, at which time it will become variable based upon the prime rate of the financial institution. The note matures on November 1, 2020. On November 30, 2000 the Company entered into a note payable to a financial institution for $2,560,000, using $2,448,000 of the proceeds to reduce the balance of the note payable described in (a) above. The new note is collateralized by certain real estate and requires payments, including interest, of approximately $303,000 annually for a term of 15 years. The interest rate is 8.5% fixed. The note matures on December 1, 2015. Maturities of long-term debt, inclusive of these two notes payable entered into subsequent to September 30, 2000, are as follows (amounts in thousands):

         Year Ending September 30,
              2001                             $    604
              2002                                  696
              2003                                  605
              2004                                1,405
              2005                                1,965
              Thereafter                          5,704
                                               --------
                                               $ 10,979
                                               ========

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2000 the Company was in compliance with all of its loan covenants.

NOTE 8 - INCOME TAXES

Components of income tax expense (benefit) consist of the following (amounts in thousands):

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
Current expense
     Federal                                          $      1,293           $          8          $          9
     State                                                     265                    109                    --
                                                      ------------           ------------          ------------
     Total current                                           1,558                    117                     9
                                                      ------------           ------------          ------------

Deferred expense (benefit):
     Federal                                                  (460)                   291                   (52)
                                                      ------------           ------------          ------------
     Total deferred                                           (460)                   291                   (52)
                                                      ------------           ------------          ------------
Total expense (benefit)                               $      1,098           $        408          $        (43)
                                                      ============           ============          ============

The differences between the Company's effective tax rate and the federal statutory tax rate of 34% for the fiscal years ended September 30, 2000, 1999 and 1998 are as follows (amounts in thousands):

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------

Income tax expense (benefit) at
  statutory rate
                                                      $        940           $        272          $       (111)
State income tax, net of federal benefit                       175                     72                    --
Amortization of goodwill                                        37                     37                    37
Other, net                                                     (54)                    27                    31
                                                      ------------           ------------          ------------
Total income tax expense (benefit)                    $      1,098           $        408          $        (43)
                                                      ============           ============          ============
Effective tax rate                                            39.7%                    51%                  (13)%

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows (amounts in thousands):

                                                       September 30,     September 30,
                                                           2000              1999
                                                       ------------      ------------
Deferred tax liabilities:
     Basis difference in inventories                   $       (118)     $       (804)
                                                       ------------      ------------
Deferred tax assets:
     Deferred rent                                              390               411
     Net operating loss carryforward                             --               147
     AMT credit carryforward                                     --                35
     Assets marked to market                                    203               203
     Basis difference in property and equipment                 755               778
                                                       ------------      ------------
     Total deferred tax assets                                1,348             1,574
                                                       ------------      ------------
Net deferred tax asset                                 $      1,230      $        770
                                                       ============      ============

Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 2000 and 1999. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences.

NOTE 9 - SHAREHOLDERS' EQUITY

During 2000, 1999 and 1998, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 12) and upon the exercise of stock options (see Note 11), receiving proceeds as follows (amounts in thousands):

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
Number of shares issued                                        297                    205                   154
Proceeds                                              $        240           $        147          $        151
Compensation expense                                  $        124           $        116          $        111

NOTE 10 - COMMON STOCK PURCHASE RIGHTS

Effective July 1991, the Company adopted a shareholder rights plan ("Rights Plan") that entitles each registered shareholder to one common share purchase right ("Right") per common share held. The Rights attach to all certificates representing outstanding shares of common stock; no separate Rights certificates have been distributed. The terms of the Rights Plan provide that in the event of an unapproved tender to acquire 20 percent or more of the Company's common stock, the Right holders, except as noted below, can purchase common stock at 50% of the then current market price. The Rights Plan also provides that all Rights held by parties to the unapproved tender shall be null and void; thus, such party cannot participate in the discounted purchase of common stock. The Rights are redeemable, at the Company's option, at any time at $.01 per Right.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 1,965,000 shares of common stock have been reserved for issuance under the Company's stock option plans, including 286,000 shares in connection with the Company's 1999 Stock Option Plan that was approved in fiscal 2000.

As permitted by SFAS 123, the Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans, as the exercise price equals the stock price on the date of grant. Had compensation expense been determined for stock options granted based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income (loss) and diluted net income (loss) per share for 2000, 1999 and 1998 would approximate the amounts below (amounts in thousands, except per share amounts):

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
Net income (loss)                                     $      1,667           $        326          $       (284)
Net income (loss) per share                           $        .25           $        .06          $       (.05)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option pricing model with the following assumptions:

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
Weighted average expected life
   (years)                                                     N/A                     10                   N/A
Expected volatility                                             --                  88.21%                   --
Expected dividends                                              --                     --                    --
Risk free interest rate                                         --                   5.88%                   --
Weighted average fair value of
   options granted                                              --           $     1.0174                    --

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the stock option plans for the three years ended September 30, 2000:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares           Price
                                               ------------     ------------
         September 30, 1997                         941,500     $      1.075
              Granted                                    --               --
              Exercised                              10,000            1.025
              Forfeited                              10,000            1.063
              Expired                                    --               --
                                               ------------     ------------
         September 30, 1998                         921,500            1.075
              Granted                                64,000            1.156
              Exercised                                 400            1.000
              Forfeited                                  --               --
              Expired                                    --               --
                                               ------------     ------------
         September 30, 1999                         985,100           1.0806
              Granted                                    --               --
              Exercised                                  --               --
              Forfeited                              31,400           1.0645
              Expired                                    --               --
                                               ------------     ------------
         September 30, 2000                         953,700     $     1.0813
                                               ============     ============

              Exercisable, September 30, 2000       937,700     $     1.0800

The following table summarizes information regarding stock options outstanding at September 30, 2000:

                                                  Weighted          Weighted                          Weighted
                                                   Average          Average                           Average
     Range of Exercise            Options         Remaining         Exercise         Options          Exercise
     Prices                     Outstanding          Life            Prices        Exercisable         Prices
                                ------------     ------------     ------------     ------------     ------------
      $0.875 to $1.188               946,700              5.6     $     1.0440          930,700     $      1.042
      $1.189 to $6.125                 7,000              0.8           6.1250            7,000           6.1250
                                ------------     ------------     ------------     ------------     ------------
                                     953,700              5.6     $     1.0813          937,700     $      1.080
                                ============     ============     ============     ============     ============

NOTE 12 - STOCK PURCHASE PLAN

In February 1992, the Company's Board of Directors and shareholders adopted a Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is designed to provide employees and directors with the opportunity to acquire an ownership interest in the Company and thereby provide those who will be responsible for the continued growth of the Company with a more direct concern about its welfare and a common interest with the Company's other stockholders. The Stock Purchase Plan is not subject to the Employee Retirement Income Security Act of 1974.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 2000, 1999 and 1998 were $124,000, $116,000 and $111,000, respectively.

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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2000 the Company leased twelve Retail stores under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

Future minimum lease payments under noncancellable operating leases as of September 30, 2000 are as follows (amounts in thousands):


     Year Ending September 30,
       2001                                            $  2,067
       2002                                               1,988
       2003                                               1,645
       2004                                               1,530
       2005                                               1,187
       Thereafter                                         3,491
                                                       --------
                                                       $ 11,908
                                                       ========

Rental expense for operating leases during the fiscal years ended September 30, 2000, 1999 and 1998 was approximately $2.1 million, $2.2 million, and $2.2 million, respectively.

There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - NET INCOME (LOSS) PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
Net income (loss)                                     $      1,667           $        391          $       (284)
Accretion of preferred stock                                  (261)                    --                    --
Retirement of preferred stock                                  115                     --                    --
                                                      ------------           ------------          ------------
Net income (loss) attributable to
   common shareholders                                $      1,521           $        391          $       (284)
                                                      ============           ============          ============
Weighted average shares outstanding - basic                  5,823                  5,579                 5,405
Effective of dilutive securities:
   Assumed exercise of stock options
                                                               179                    179                    --
                                                      ------------           ------------          ------------
Weighted average shares outstanding - diluted                6,002                  5,758                 5,405
                                                      ============           ============          ============
Net income (loss) per share:
   Basic                                              $        .26           $        .07          $       (.05)
   Diluted                                            $        .25           $        .07          $       (.05)

For the years ended September 30, 2000 and 1999, 7,000 options were excluded from the diluted EPS computation because they would have been antidilutive. For the year ended September 30, 1998, all outstanding options were excluded from the diluted EPS computation because they would have been antidilutive.

NOTE 17 - SELECTED QUARTERLY DATA (UNAUDITED)

Comparability of the quarterly data for 2000 was impacted by the Cornelius Acquisition. Amounts (except share data) are expressed in thousands:

                               First Quarter               Second Quarter              Third Quarter             Fourth Quarter
                           ----------------------      ----------------------      ---------------------     ----------------------
                             2000          1999          2000          1999          2000         1999         2000          1999
                           --------      --------      --------      --------      --------     --------     --------      --------

Net sales                  $ 12,980      $  5,475      $ 12,289      $  5,597      $ 20,893     $ 15,065     $  7,663      $  4,218

Gross profit                  5,945         2,358         5,625         2,694        10,492        7,822        3,224         2,084

Net income (loss)          $   (227)     $   (619)     $   (120)     $   (342)     $  3,231     $  2,133     $ (1,217)     $   (781)

Net income (loss) \
   per share
     Basic                 $   (.03)     $   (.11)     $   (.03)     $   (.06)     $    .54     $    .38     $   (.22)     $   (.14)
     Diluted               $   (.03)     $   (.11)     $   (.03)     $   (.06)     $    .52     $    .37     $   (.22)     $   (.14)

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - ACQUISITION OF CORNELIUS NURSERIES

On September 21, 1999 the Company completed the Cornelius Acquisition.

The Cornelius Acquisition, recorded under the purchase method of accounting, included the purchase of substantially all of the inventories and property, plant and equipment of Cornelius for cash of approximately $8.5 million and $4.0 million redemption value of non-dividend, preferred stock with a mandatory redemption after five years.

The purchase price totaled approximately $11.8 million as follows (amounts in thousands):

     Cash                                                                           $  8,500
     Preferred stock, non-dividend, mandatory redemption after five years,
        $4.0 million redemption value, at estimated fair value                         1,890
     Accounts payable                                                                    845
     Acquisition costs                                                                   551
                                                                                    --------
        Total purchase price                                                        $ 11,786
                                                                                    ========

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

     Inventories                                                                    $  6,500
     Property and equipment                                                            5,286
                                                                                    --------
        Total assets                                                                $ 11,786
                                                                                    ========

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

The Preferred Stock was recorded at its estimated fair value of approximately $1,890,000. The carrying amount of the Preferred Stock will be accreted at each balance sheet date to its redemption amount using the interest method. The resulting increase in the carrying amount of the Preferred Stock will reduce income applicable to common shareholders.

In October 1999 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SEGMENT INFORMATION

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

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies (see Note 2). Management evaluates a segment's performance based upon income (loss) before income taxes. Intersegment sales or transfers are recorded based upon prevailing market prices.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a tabulation of business segment information for each of the past three years. Intersegment elimination information is included to reconcile segment data to the consolidated financial statements. Amounts are in thousands:

                                                      Year Ended             Year Ended            Year Ended
                                                  September 30, 2000     September 30, 1999    September 30, 1998
                                                  ------------------     ------------------    ------------------
REVENUES
   From external customers
     Retail                                           $     44,523           $     30,305          $     26,949
     Growing and Wholesale                                   9,302                     50                   120
                                                      ------------           ------------          ------------
       Totals                                               53,825                 30,355                27,069
                                                      ------------           ------------          ------------
   From other operating segments
     Retail                                                     --                     --                    --
     Growing and Wholesale                                   2,967                  1,510                 1,143
                                                      ------------           ------------          ------------
       Totals                                                2,967                  1,510                 1,143
Intersegment Eliminations                                   (2,967)                (1,510)               (1,143)
                                                      ------------           ------------          ------------
Total consolidated net sales                          $     53,825           $     30,355          $     27,069
                                                      ============           ============          ============
INCOME (LOSS) BEFORE INCOME TAXES
     Retail                                           $      3,037           $        748          $       (189)
     Growing and Wholesale                                    (307)                   129                  (138)
                                                      ------------           ------------          ------------
       Totals                                                2,730                    877                  (327)
Intersegment Eliminations                                       35                    (78)                   --
                                                      ------------           ------------          ------------
Total consolidated income (loss) before
   income taxes                                       $      2,765           $        799          $       (327)
                                                      ============           ============          ============
TOTAL ASSETS
     Retail                                           $     22,243           $     17,785          $     12,889
     Growing and Wholesale                                   8,734                  8,550                 1,796
                                                      ------------           ------------          ------------
       Totals                                         $     30,977           $     26,335          $     14,685
                                                      ============           ============          ============
INTEREST REVENUE
     Retail                                           $         63           $        105          $        137
     Growing and Wholesale                                      17                     --                    --
                                                      ------------           ------------          ------------
       Totals                                         $         80           $        105          $        137
                                                      ============           ============          ============
INTEREST EXPENSE
   Retail                                             $        825           $        293          $        209
   Growing and Wholesale                                       218           $         28          $         28
                                                      ------------           ------------          ------------
       Totals                                         $      1,043           $        321          $        237
                                                      ============           ============          ============
DEPRECIATION AND AMORTIZATION EXPENSE
   Retail                                             $        801           $        688          $        514
   Growing and Wholesale                                       134                      8                     5
                                                      ------------           ------------          ------------
       Totals                                         $        935           $        696          $        519
                                                      ============           ============          ============

                            CALLOWAY'S NURSERY, INC.
                           Annual Report on Form 10-K
                      Fiscal Year Ended September 30, 2000


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
(3)    (a)    Restated Articles of Incorporation of the Registrant. (Exhibit (3)(a))(1)
       (b)    Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
       (c)    Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))(1)
(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a)(1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b)(1)
(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit (10)(a))(1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit (10)(b))(1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(c))(1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g))(1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit (10)(h))(1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i))(1)
       (h)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated July 2, 1996 (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated July 2, 1996 (Exhibit (10)(n))(2)
       (j)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated July 2, 1996 (Exhibit (10)(o))(2)
       (k)    Employment Agreement between the Registrant and C. Sterling
              Cornelius dated September 21, 1999.(9)
(21)   (a)    Subsidiaries of the Registrant.(3)
(23)   (d)    Consent of KPMG LLP.(3)
(27)   (a)    Financial Data Schedule.(3)
(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan (Exhibit (10)(d))(1)
(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan (Exhibit (99)(d)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan (Exhibit (99)(e))(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan Exhibit (99)(f))(8)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined Financial
              Statements as of and for the years ended September 30, 1998 and
              1997 (Exhibit 99.1)(9)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma Condensed
              Financial Information as of June 30, 1999 and for the nine month period ended June 30, 1999 and for the year ended September 30, 1998
              (Exhibit 99.2)(8)
(99)   (i)    Calloway's Nursery, Inc. 2000 Stock Option Plan(3)

----------

(1) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective June 26, 1991.

(2) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-Q Report for the quarter ended June 30, 1997.

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

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

(8) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

(9) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 8-K Report filed October 1, 1999.