Form 10-Q
period 2000-12-31
CALLOWAYS NURSERY INC
filed 2001-02-12
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

                           YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Shares Outstanding as
                           Title                                  of February 9, 2001
                           -----                                  ---------------------
          Common Stock, par value $.01 per share                         6,071,348

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                DECEMBER 31, 2000

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CALLOWAY'S NURSERY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                ASSETS
                                                            DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                                                2000             2000            1999
                                                            ------------    -------------    ------------
Cash and cash equivalents                                   $        261    $         413    $         51
Accounts receivable                                                  907            1,068             788
Inventories                                                       11,548           11,932           8,817
Prepaids and other assets                                            202              316             186
                                                            ------------    -------------    ------------
       Total current assets                                       12,918           13,729           9,842
Property and equipment, net                                       14,848           14,865          14,053
Goodwill, net                                                        821              848             929
Deferred income taxes                                              1,406            1,348           1,371
Other assets                                                         271              187             197
                                                            ------------    -------------    ------------
       Total assets                                         $     30,264    $      30,977    $     26,392
                                                            ============    =============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $      3,184    $       4,001    $      3,962
Accrued expenses                                                   2,910            3,440           1,566
Notes payable, current                                               543               55              --
Current portion of long-term debt                                    715              555             708
Deferred income taxes, current                                        59              118             498
                                                            ------------    -------------    ------------
       Total current liabilities                                   7,411            8,169           6,734
Deferred rent payable                                              1,005            1,056           1,110
Long-term debt, net of current portion                            10,106            9,870           8,865
                                                            ------------    -------------    ------------
       Total liabilities                                          18,522           19,095          16,709
                                                            ------------    -------------    ------------
Commitments and contingencies
Non-voting preferred stock, with mandatory
   redemption provisions                                           1,949            1,877           1,677
Shareholders' equity:
   Voting convertible preferred stock                                 --               --              --
   Preferred stock                                                    --               --              --
   Common stock                                                       62               62              60
   Additional paid-in capital                                      9,379            9,288           8,985
   Retained earnings                                               1,748            2,051             357
                                                            ------------    -------------    ------------
                                                                  11,189           11,401           9,402
     Less: Treasury stock, at cost                                (1,396)          (1,396)         (1,396)
                                                            ------------    -------------    ------------
       Total shareholders' equity                                  9,793           10,005           8,006
                                                            ------------    -------------    ------------
         Total liabilities and shareholders'
           equity                                           $     30,264    $      30,977    $     26,392
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

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            ------------------------
                                                               2000          1999
                                                            ----------    ----------
Net sales                                                   $   11,153    $   12,980
Cost of goods sold                                               6,041         7,035
                                                            ----------    ----------
Gross profit                                                     5,112         5,945
                                                            ----------    ----------

Operating expenses                                               3,744         4,678
Occupancy expenses                                                 778           772
Advertising expenses                                               447           383
Depreciation and amortization                                      237           209
Interest expense                                                   259           228
Interest income                                                     (5)           (5)
                                                            ----------    ----------
Total expenses                                                   5,460         6,265
                                                            ----------    ----------
Loss before income taxes                                          (348)         (320)
Income tax benefit                                                (117)          (93)
                                                            ----------    ----------
Net loss                                                          (231)         (227)
Accretion of preferred stock                                       (72)          (61)
Retirement of preferred stock                                       --           115
                                                            ----------    ----------
Net loss attributable to common shareholders                $     (303)   $     (173)
                                                            ==========    ==========

Weighted average number of common shares outstanding
       Basic                                                     6,010         5,715
       Diluted                                                   6,010         5,715
Net loss per common share
       Basic                                                $     (.05)   $     (.03)
       Diluted                                              $     (.05)   $     (.03)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                               2000          1999
                                                                            ----------    ----------
Cash flows from operating activities:
     Net loss                                                               $     (231)   $     (227)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
         Depreciation and amortization                                             237           209
         Net change in operating assets and liabilities                           (940)          934
                                                                            ----------    ----------

         Net cash provided by (used for) operating activities                     (934)          916
                                                                            ----------    ----------

Cash flows from investing activities:
     Additions to property and equipment                                          (193)         (376)
                                                                            ----------    ----------

         Net cash used for investing activities                                   (193)         (376)
                                                                            ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                         91            59
     Retirement of preferred stock                                                  --          (159)
     Borrowings on debt                                                          4,240           160
     Repayments of debt                                                         (3,356)         (611)
                                                                            ----------    ----------

         Net cash provided by (used for) financing activities                      975          (551)
                                                                            ----------    ----------

Net decrease in cash and cash equivalents                                         (152)          (11)

Cash and cash equivalents at beginning of period                                   413            62
                                                                            ----------    ----------

Cash and cash equivalents at end of period                                  $      261    $       51
                                                                            ==========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at December 31, 2000, and the results of operations and cash flows for the three-month periods ended December 31, 2000 and 1999 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 2000 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 2000 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for fiscal 2000 have been reclassified to conform to the fiscal 2001 presentation.

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                 December 31,   September 30,   December 31,
                                     2000            2000           1999
                                 ------------   -------------   ------------
Finished goods                   $      4,305   $       4,757   $      3,136
Work in process                         6,850           6,817          5,280
Supplies                                  393             358            401
                                 ------------   -------------   ------------
                                 $     11,548   $      11,932   $      8,817
                                 ============   =============   ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing and Wholesale.

The following is a tabulation of business segment information as of and for the three-month periods ended December 31, 2000 and 1999. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                          Three month      Three month
                                                         period ended     period ended
                                                         December 31,     December 31,
                                                              2000            1999
                                                         -------------    -------------
REVENUES
   From external customers
     Retail                                              $       9,855    $      10,889
     Growing and Wholesale                                       1,298            2,091
                                                         -------------    -------------
       Totals                                                   11,153           12,980
                                                         -------------    -------------
   From other operating segments
     Retail                                                         --               --
     Growing and Wholesale                                         221              479
                                                         -------------    -------------
       Totals                                                      221              479
Elimination of intersegment sales                                 (221)            (479)
                                                         -------------    -------------
Total consolidated net sales                             $      11,153    $      12,980
                                                         =============    =============
INCOME (LOSS) BEFORE INCOME TAXES
     Retail                                              $        (275)   $         157
     Growing and Wholesale                                         (98)            (394)
                                                         -------------    -------------
       Totals                                                     (373)            (237)
Recognition (elimination) of intersegment profits                   25              (83)
                                                         -------------    -------------

Total consolidated loss before income taxes              $        (348)   $        (320)
                                                         =============    =============


                                                          December 31,     December 31,
                                                              2000            1999
                                                         -------------    -------------
         TOTAL ASSETS
              Retail                                     $      19,492    $      17,487
              Growing and Wholesale                             10,772            8,905
                                                         -------------    -------------
                Totals                                   $      30,264    $      26,392
                                                         =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

INTRODUCTION

In September 1999 we completed the acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The quarters ended December 31, 2000 and 1999 include the results of operations of the Cornelius Acquisition.

                                                         (Amounts in millions, except per share amounts)
    ----------------------------------------------------------------------------------------------------------
    First quarter highlights (unaudited)                      Fiscal 2001      Fiscal 2000       Fiscal 1999
    ----------------------------------------------------------------------------------------------------------
    Consolidated net sales                                         11.2              13.0              5.5
         Retail segment sales                                       9.9              10.9              5.5
         Wholesale and growing segment sales                        1.5               2.6               .2
         Less: internal sales                                       (.2)              (.5)             (.2)
    Sales increase (decrease)                                       (14%)             137%              22%
    Same-store sales increase (decrease)                            (11%)              17%              18%
    Number of retail stores (end of quarter)                         20                20               16
    Gross profit margin                                              46%               46%              43%
    Loss before income taxes                                        (.3)              (.3)            (1.0)
    Net loss per share (basic and diluted)                         (.05)             (.03)            (.11)

    Cash flows provided by (used for) operations                    (.9)               .9               --

    Retail inventories                                              3.7               2.7              1.6
    Growing and Wholesale inventories                               7.8               6.1              1.0
    Current ratio                                                  1.76              1.46             1.31
    Property, plant and equipment (net)                            14.8              14.1              8.1
    Long-term debt (including current portion)                     10.8               9.6              3.3

    ----------------------------------------------------------------------------------------------------------

Quarter Ended December 31, 2000 Compared with Quarter Ended December 31, 1999

The Company's operating results for its first fiscal quarter were about the same as the comparable quarter one year ago despite soft demand for nursery products.

Sales declined by 14%. Both the Retail and the Wholesale and Growing segments saw sales decline. Same-store sales (sixteen Calloway's stores in Dallas-Fort Worth and three Cornelius stores in Houston) declined 11%. The decline in Retail sales was primarily attributable to reduced consumer demand resulting from wet weather in the Company's market areas. The decline in Wholesale and Growing sales was partially related to the decline in Retail sales; in addition, the Company is changing the production and sales focus of its Turkey Creek Farms operation to produce a higher proportion of items suitable for sale to specialty garden centers, including the Company's own Calloway's and Cornelius Retail stores. Those items are currently Work In Process, and will become Finished Goods over the course of Fiscal 2001 and Fiscal 2002.

Gross margins remained about the same at 46%.

Operating Expenses declined by 20%, from $4.7 million to approximately $3.7 million. Most of that decrease resulted from decreased labor and related costs, a direct result of management's program to consolidate administrative functions across the organization.

Advertising Expenses rose 17%, from $383,000 to $447,000 primarily due to increased newspaper advertising rates.

Occupancy Expenses were substantially unchanged at $778,000 for the quarter. The Company did not open any new leased stores during fiscal 2000 (though it did open a new store for which the property is owned).

Depreciation and Amortization Expenses rose 13% from $209,000 to $237,000 as a result of capital additions (including one new retail store) completed and placed in service during fiscal 2000.

Interest Expense rose 14%, from $228,000 to $259,000 as a result of borrowings made during fiscal 2000 to construct a retail store and to refinance certain long-term debt.

During the first quarter of fiscal 2000 there was a Retirement of Preferred Stock that resulted in a credit of $115,000 that was included in Net Loss Attributable to Common Shareholders. There was not a comparable transaction for the first quarter for fiscal 2001, but there was a charge for Accretion of Preferred Stock in both quarters, as there will be for each quarter until the Preferred Stock is retired. These charges for Accretion of Preferred Stock and credits for Retirement of Preferred Stock account for the difference between Net Loss and Net Loss Attributable to Common Shareholders in each of the quarters ended December 31, 2000 and 1999, respectively.

Inventories rose 31%, from $8.8 million at December 31, 1999 to $11.5 million at December 31, 2000. Retail inventories rose 37% and Wholesale and Growing inventories rose 28%. The increase in Retail inventories was primarily attributable to the continued addition of new items to existing product lines. Such new items are introduced to provide higher gross margins and the potential for increased sales. The increase in Wholesale and Growing inventories was primarily attributable to a proportional increase in the quantity of merchandise produced at the Turkey Creek Farms operation that are suitable for sale to specialty garden centers, including the Company's own Calloway's and Cornelius Retail stores. Such items are expected to be more profitable to produce and sell than the items they replaced. Those items are currently Work In Process, and will become Finished Goods over the course of Fiscal 2001 and Fiscal 2002.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Cash Flows Used For Operating Activities were approximately $934,000, compared to Cash Flows Provided By Operating Activities of approximately $916,000 for the comparable period in fiscal 2000. The primary cause of the difference was the payment of approximately $1.4 million in estimated Federal Income Tax during the period based on the taxable income for fiscal 2000. There was no such payment during fiscal 2000 due to the existence of Net Operating Loss Carryforwards, which have now been substantially used.

Cash flows Used For Investing Activities of approximately $193,000 were below the $376,000 for the comparable quarter in fiscal 2000. There was no store construction activity during the fiscal 2001 quarter, while the first quarter of fiscal 2000 saw construction work beginning on a new retail store that eventually opened in April 2000.

Cash flows Provided By Financing Activities totaled approximately $975,000 for the quarter, compared to Cash Flows Used for Financing Activities of approximately $551,000 for the comparable quarter one year ago.

During the first quarter of fiscal 2001 the Company entered into two notes payable totaling approximately $3.8 million. One of the two notes was for approximately $2.6 million, and it refinanced approximately $2.5 million of a separate real estate note payable, reducing the balance from approximately $4.5 million to approximately $2.0 million, extending the maturity date, and providing a fixed interest rate instead of a variable interest rate. The second note payable was for approximately $1.2 million, and it replaced a construction loan of approximately $0.8 million, extending the maturity date and providing a fixed interest rate instead of a variable interest rate.

During the first quarter of fiscal 2001 the Company made net borrowings of approximately $488,000 under its revolving line of credit arrangement, compared to net repayments of approximately $463,000 for the comparable period in fiscal 2000. The Company uses the revolving line of credit for a few months each year to provide working capital during slower seasons.

We anticipate that cash flows from operations and our $5,000,000 revolving line of credit arrangement will be sufficient to meet our working capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of December 31, 2000, we had no foreign exchange contracts and/or options outstanding.

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

At December 31, 2000 Calloway's had variable rate debt of $9.5 million. In addition, we had future minimum lease payments under noncancellable operating leases of $13.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $95,000 for the variable-rate debt.

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

Dated: February 9, 2001

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