Form 10-Q
period 2001-03-31
CALLOWAYS NURSERY INC
filed 2001-05-10
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                                  YES  X  NO
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as
                   Title                                  of April 30, 2001
                   -----                                ---------------------

  Common Stock, par value $.01 per share                       6,125,977

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                              ASSETS

                                                         MARCH 31,       SEPTEMBER 30,       MARCH 31,
                                                           2001              2000              2000
                                                       ------------      -------------     ------------
Cash and cash equivalents                              $        154      $        413      $      1,244
Accounts receivable                                           1,961             1,068             1,843
Inventories                                                  14,808            11,932            11,455
Prepaids and other assets                                       153               316                50
                                                       ------------      ------------      ------------
      Total current assets                                   17,076            13,729            14,592
                                                       ------------      ------------      ------------

Property and equipment, net                                  14,824            14,865            14,869
Goodwill, net                                                   794               848               902
Deferred income taxes                                         1,684             1,348             1,380
Other assets                                                    271               187               199
                                                       ------------      ------------      ------------

      Total assets                                     $     34,649      $     30,977      $     31,942
                                                       ============      ============      ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                       $      6,511      $      4,001      $      8,640
Accrued expenses                                              2,138             3,440             1,452
Notes payable, current                                        3,184                55               185
Current portion of long-term debt                               666               555             1,438
Deferred income taxes, current                                   --               118               378
                                                       ------------      ------------      ------------
      Total current liabilities                              12,499             8,169            12,093
Deferred rent payable                                           981             1,056             1,136
Long-term debt, net of current portion                        9,966             9,870             9,075
                                                       ------------      ------------      ------------
      Total liabilities                                      23,446            19,095            22,304
                                                       ------------      ------------      ------------
Commitments and contingencies
Non-voting preferred stock, with mandatory
  redemption provisions                                       2,027             1,877             1,741
Shareholders' equity:
   Voting convertible preferred stock                            --                --                --
   Preferred stock                                               --                --                --
   Common stock                                                  63                62                60
   Additional paid-in capital                                 9,444             9,288             9,060
   Retained earnings                                          1,065             2,051               173
                                                       ------------      ------------      ------------
                                                             10,572            11,401             9,293
   Less: Treasury stock, at cost                             (1,396)           (1,396)           (1,396)
                                                       ------------      ------------      ------------
      Total shareholders' equity                              9,176            10,005             7,897
                                                       ------------      ------------      ------------

      Total liabilities and shareholders' equity       $     34,649      $     30,977      $     31,942
                                                       ============      ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                   --------------------------      --------------------------
                                                      2001            2000            2001            2000
                                                   ----------      ----------      ----------      ----------
Net sales                                          $   20,283      $   25,269      $    9,130      $   12,289
Cost of goods sold                                     11,021          13,699           4,980           6,664
                                                   ----------      ----------      ----------      ----------
Gross profit                                            9,262          11,570           4,150           5,625
                                                   ----------      ----------      ----------      ----------
Operating expenses                                      7,252           8,872           3,508           4,194
Occupancy expenses                                      1,469           1,560             691             788
Advertising expenses                                      728             730             281             347
Depreciation and amortization                             488             439             251             230
Interest expense                                          620             466             361             238
Interest income                                            (5)             (5)             --              --
                                                   ----------      ----------      ----------      ----------
Total expenses                                         10,552          12,062           5,092           5,797
                                                   ----------      ----------      ----------      ----------
Loss before income taxes                               (1,290)           (492)           (942)           (172)
Income tax benefit                                       (454)           (145)           (337)            (52)
                                                   ----------      ----------      ----------      ----------
Net loss                                                 (836)           (347)           (605)           (120)
Accretion of preferred stock                             (150)           (125)            (78)            (64)
Retirement of preferred stock                              --             115              --              --
                                                   ----------      ----------      ----------      ----------
Net loss attributable to common shareholders
                                                   $     (986)     $     (357)     $     (683)     $     (184)
                                                   ==========      ==========      ==========      ==========

Weighted average number of common shares
  outstanding
      Basic                                             6,043           5,751           6,078           5,715
      Diluted                                           6,043           5,751           6,078           5,715
Net loss per common share
      Basic                                        $     (.16)     $     (.06)     $     (.11)     $     (.03)
      Diluted                                      $     (.16)     $     (.06)     $     (.11)     $     (.03)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                        2001            2000
                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $     (836)     $     (347)
     Adjustments to reconcile net loss to net cash provided by
       (used for) operating activities:
         Depreciation and amortization                                      488             439
         Net change in operating assets and liabilities                  (3,011)          1,836
                                                                     ----------      ----------

         Net cash provided by (used for) operating activities            (3,359)          1,928
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                   (393)         (1,395)
                                                                     ----------      ----------

         Net cash used for investing activities                            (393)         (1,395)
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                 157             134
     Retirement of preferred stock                                           --            (159)
     Borrowings on debt                                                   6,904           2,967
     Repayments of debt                                                  (3,568)         (2,293)
                                                                     ----------      ----------

         Net cash provided by financing activities                        3,493             649
                                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (259)          1,182

Cash and cash equivalents at beginning of period                            413              62
                                                                     ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      154      $    1,244
                                                                     ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations for the three-month and six-month periods ended March 31, 2001 and 2000, and cash flows for the six-month periods ended March 31, 2001 and 2000 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended March 31, 2001 and cash flows for the six-month period ended March 31, 2001 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 2000 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                      March 31,      September 30,      March 31,
                                        2001             2000             2000
                                    ------------     -------------    ------------
         Finished goods             $      6,937     $      4,757     $      5,469
         Work in process                   7,478            6,817            5,086
         Supplies                            393              358              901
                                    ------------     ------------     ------------
                                    $     14,808     $     11,932     $     11,455
                                    ============     ============     ============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing and Wholesale.

The following is a tabulation of business segment information as of and for the three-month and six-month periods ended March 31, 2001 and 2000. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                     Six             Six            Three           Three
                                                    month           month           month           month
                                                   period          period          period          period
                                                    ended           ended           ended           ended
                                                  March 31,       March 31,       March 31,       March 31,
                                                     2001            2000            2001            2000
                                                  ----------      ----------      ---------       ---------
     REVENUES
        From external customers
          Retail                                  $   17,226      $   20,305      $   7,411       $   9,420
          Growing and Wholesale                        3,017           4,964          1,719           2,869
                                                  ----------      ----------      ---------       ---------
            Totals                                    20,283          25,269          9,130          12,289
                                                  ----------      ----------      ---------       ---------
        From other operating segments
          Retail                                          --              --             --              --
          Growing and Wholesale                          778           1,245            557             769
                                                  ----------      ----------      ---------       ---------
            Totals                                       778           1,245            557             769
                                                  ----------      ----------      ---------       ---------

     Elimination of intersegment revenues               (778)         (1,245)          (557)           (769)
                                                  ----------      ----------      ---------       ---------
     Total consolidated net sales                 $   20,283      $   25,269      $   9,130       $  12,289
                                                  ==========      ==========      =========       =========

     INCOME (LOSS) BEFORE INCOME TAXES
          Retail                                  $   (1,356)     $       69      $     (971)     $      (88)
          Growing and Wholesale                          102            (448)             90             (60)
                                                  ----------      ----------      ----------      ----------
            Totals                                    (1,254)           (379)           (881)           (148)

     Elimination of intersegment profits                 (36)           (113)            (61)            (24)
                                                  ----------      ----------      ----------      ----------
     Total consolidated loss before income
        taxes                                     $   (1,290)     $     (492)     $     (942)     $     (172)
                                                  ==========      ==========      ==========      ==========

                                                                   March 31,      March 31,
                                                                      2001           2000
                                                                   ----------     ----------
          TOTAL ASSETS
               Retail                                              $   25,581     $   23,331
               Growing and Wholesale                                    9,068          8,611
                                                                   ----------     ----------
                 Totals                                            $   34,649     $   31,942
                                                                   ==========     ==========

5. STOCK OPTION PLAN

In February 2001 the Company's shareholders approved its 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the awarding of incentive and non-qualified stock options to employees, and is administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. 302,000 shares of common stock have been reserved for issuance under the 2000 Plan. An aggregate of 2,267,000 shares of common stock have been reserved for issuance under all of the Company's stock option plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The results of operations for fiscal 2000 and fiscal 2001 include the Cornelius Acquisition, while the results of operations for fiscal 1999 do not.

                                                     (Amounts in millions, except per share amounts)
                                                     -----------------------------------------------
     SECOND QUARTER HIGHLIGHTS (UNAUDITED)           Fiscal 2001       Fiscal 2000       Fiscal 1999
     -------------------------------------           -----------       -----------       -----------
     Consolidated net sales                           $     9.1         $     12.3        $      5.6
          Retail segment sales                              7.4                9.4               5.6
          Wholesale and growing segment sales               2.3                3.6                .4
          Less: internal sales                        $     (.6)        $      (.7)       $      (.4)

     Sales increase (decrease)                              (26%)              120%               32%
     Same-store sales increase (decrease)                   (22%)               17%               22%

     Number of retail stores (end of quarter)                20                 20                16

     Gross profit margin                                     45%                46%               48%

     Loss before income taxes                         $     (.9)        $      (.2)       $      (.5)
     Net loss per share (basic and diluted)           $    (.11)        $     (.03)       $     (.06)

     Cash flows from operations                       $    (2.4)        $      1.0        $      (.6)

     Retail store inventories                         $     6.1         $      5.0        $      3.5
     Growing and Wholesale inventories                $     8.7         $      6.5        $      1.0

     Current ratio                                         1.37               1.21              1.17

     Property, plant and equipment (net)              $    14.8         $     14.9        $      8.0
     Long-term debt (including current portion)       $    10.6         $     10.5        $      3.2

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

SALES declined 26%. Both the (i) Retail and (ii) Wholesale and Growing segments saw sales decline. Same-store sales (sixteen Calloway's stores in Dallas-Fort Worth and three Cornelius stores in Houston) declined 22%. The decline in Retail sales was primarily attributable to reduced consumer demand in the Company's market areas. The decline in Wholesale and Growing sales was partially related to the decline in Retail sales; in addition, the Company is changing the production and sales focus of its Turkey Creek Farms operation to produce a higher proportion of items suitable for sale to specialty garden centers, including the Company's own Calloway's and Cornelius Retail stores. Those items are currently Work In Process, and will become Finished Goods over the course of Fiscal 2001 and Fiscal 2002.

GROSS MARGIN was 46% for the fiscal 2000 quarter and 45% for the fiscal 2001 quarter. The reduction was due to lower gross margins in the Wholesale and Growing segment.

OPERATING EXPENSES declined 16%, from approximately $4.2 million for the fiscal 2000 quarter to approximately $3.5 million for the fiscal 2001 quarter. The most significant cost reductions occurred in the Wholesale and Growing segment, and the expense reductions in that segment occurred in substantially all Operating Expense categories.

ADVERTISING EXPENSES declined 19%, from $347,000 for the fiscal 2000 quarter to $281,000 for the fiscal 2001 quarter. The timing of expenditures was adjusted to allocate more to the later part of the spring season due to poor weather conditions that had a negative impact on consumer demand during the earlier part of the spring season.

OCCUPANCY EXPENSES declined 12% from $788,000 for the fiscal 2000 quarter to $691,000 for the fiscal 2001 quarter. The reduction was primarily due to lower estimated property taxes for fiscal 2001 than had been expected for the comparable period in fiscal 2000.

DEPRECIATION AND AMORTIZATION EXPENSES increased 9% from $230,000 for the fiscal 2000 quarter to $251,000 for the fiscal 2001 quarter, primarily due to an increase in Property and Equipment.

INTEREST EXPENSE rose 52%, from $238,000 for the fiscal 2000 quarter to $361,000 for the fiscal 2001 quarter as a result of increased seasonal borrowings under the Company's revolving line of credit. The increased borrowings were necessary because of the reduced Sales for the fiscal 2001 quarter compared to the fiscal 2000 quarter. All of those seasonal borrowings were repaid during April 2001.

INVENTORIES rose 29%, from $11.5 million at March 31, 2000 to $14.8 million at March 31, 2001. Retail Inventories rose 22% and Wholesale and Growing Inventories rose 32%. The increase in Retail Inventories was primarily attributable to the acquisition of merchandise in advance of demand. The increase in Wholesale and Growing Inventories was primarily attributable to a proportional increase in the quantity of merchandise produced at the Turkey Creek Farms operation that are suitable for sale to specialty garden centers, including the Company's own Calloway's and Cornelius Retail stores. Such items are expected to be more profitable to produce and sell than the items they replaced. Those items are currently Work In Process, and will become Finished Goods over the course of Fiscal 2001 and Fiscal 2002.

SIX-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH SIX-MONTH PERIOD ENDED MARCH 31, 2000

SALES declined by 20%. Both the (i) Retail and (ii) Wholesale and Growing segments saw sales decline. Same-store sales (sixteen Calloway's stores in Dallas-Fort Worth and three Cornelius stores in Houston) declined 16%. The decline in Retail sales was primarily attributable to reduced consumer demand in the Company's market areas. The decline in Wholesale and Growing sales was partially related to the decline in Retail sales; in addition, the Company is changing the production and sales focus of its Turkey Creek Farms operation to produce a higher proportion of items suitable for sale to specialty garden centers, including the Company's own Calloway's and Cornelius Retail stores. Those items are currently Work In Process, and will become Finished Goods over the course of Fiscal 2001 and Fiscal 2002.

GROSS MARGIN was 46% for the six-month period in both fiscal 2001 and fiscal
2000.

OPERATING EXPENSES declined by 18%, from $8.9 million for the fiscal 2000 six-month period to approximately $7.3 million for the fiscal 2001 six-month period. The most significant cost reductions occurred in the Wholesale and Growing segment, and the expense reductions in that segment occurred in substantially all Operating Expense categories.

ADVERTISING EXPENSES were substantially unchanged: $728,000 for the fiscal 2001 six-month period compared to $730,000 for the fiscal 2000 six-month period.

OCCUPANCY EXPENSES declined 6% from $1,560,000 for the fiscal 2000 six-month period to $1,469,000 for the fiscal 2001 six-month period. The reduction was primarily due to lower estimated property taxes for fiscal 2001 than had been expected for the comparable period in fiscal 2000.

DEPRECIATION AND AMORTIZATION EXPENSES increased 11% from $439,000 for the fiscal 2000 six-month period to $488,000 for the fiscal 2001 six-month period primarily due to an increase in Property and Equipment.

INTEREST EXPENSE rose 33%, from $466,000 to $620,000, primarily as a result of increased seasonal borrowings under the Company's revolving line of credit. The increased borrowings were necessary because of the reduced Sales for the fiscal 2001 six-month period compared to the fiscal 2000 six-month period. All of those seasonal borrowings were repaid during April 2001.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES

The Company had Cash Used by Operating Activities of approximately $3.4 million for the fiscal 2001 six-month period compared to Cash Provided by Operating Activities of approximately $1.9 million for the fiscal 2000 six-month period.

The primary causes of the difference were: (i) a 20% decline in Sales for the fiscal 2001 six-month period resulting in a revenue loss of approximately $5.0 million that was only partially offset by reduced Expenses, (ii) a seasonal increase of approximately $3.0 million in Inventories for the fiscal 2001 six-month period compared to a seasonal increase of approximately $2.0 million for the fiscal 2000 six-month period, (iii) payment during fiscal 2001 of approximately $1.4 million in estimated Federal Income Tax that were accrued during fiscal 2000.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company had approximately $0.4 million in Cash Used for Investing Activities for the fiscal 2001 six-month period compared to approximately $1.4 million in Cash Used for Investing Activities for the fiscal 2000 six-month period. Most of the $1.4 million in capital expenditures for the fiscal 2000 six-month period was for a new store that the Company built and opened in April 2000. There was no new store construction during the fiscal 2001 six-month period.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company had approximately $3.5 million in Cash Provided by Financing Activities for the fiscal 2001 six-month period compared to Cash Provided by Financing Activities of approximately $0.6 million for the fiscal 2000 six-month period. Most of the increase resulted from seasonal borrowings under the revolving line of credit. All of those seasonal borrowings were repaid during April 2001.

During the fiscal 2001 six-month period the Company entered into two notes payable totaling approximately $3.8 million. One of the two notes was for approximately $2.6 million, and it refinanced approximately $2.5 million of a separate real estate note payable, reducing the balance from approximately $4.5 million to approximately $2.0 million, extending the maturity date, and providing a fixed interest rate instead of a variable interest rate. The second note payable was for approximately $1.2 million, and it replaced a construction loan of approximately $0.8 million, extending the maturity date and providing a fixed interest rate instead of a variable interest rate.

We anticipate that cash flows from operations and our $5,000,000 revolving line of credit arrangement will be sufficient to meet our working capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of March 31, 2001, we had no foreign exchange contracts and/or options outstanding.

We manage our interest rate risk by arranging for most long-term debt to be at fixed rates, and for debt with shorter maturities, (including our revolving line of credit) to have variable interest rates. For our variable-rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2001 Calloway's had variable rate debt of approximately $4.7 million, out of total debt (including borrowings under the revolving line of credit) of $13.8 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on income before income taxes and cash flows for next year of approximately $47,000 for the variable-rate debt.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the shareholders of the Company was held on February 21, 2001. The voting results at that meeting were as follows:

     Election of Directors:
       Nominee                               For                    Withheld
     ----------------------                  ---                    --------
     Dr. Stanley Block                    5,384,647                   29,900
     James C. Estill                      5,384,647                   29,900
     C. Sterling Cornelius                5,383,692                   30,854
     John T. Cosby                        5,383,147                   31,400
     Daniel R. Feehan                     5,384,427                   30,120
     Timothy J. McKibben                  5,384,547                   30,000
     John S. Peters                       5,383,147                   31,400

     Approval of Calloway's Nursery, Inc. 2000 Stock Option Plan:

       For                  Against                 Abstain           Broker Non-Votes
       ---                  -------                 -------           ----------------
     5,192,547              181,636                  40,363                  -0-

     Appointment of KPMG LLP as auditors for fiscal year 2001:

       For                  Against                 Abstain           Broker Non-Votes
       ---                  -------                 -------           ----------------
     5,337,493               11,700                  65,353                  -0-

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2001

                                             CALLOWAY'S NURSERY, INC.


                                             By /s/ James C. Estill
                                                --------------------------------
                                             James C. Estill, President and
                                             Chief Executive Officer


                                             By /s/ Daniel G. Reynolds
                                                --------------------------------
                                             Daniel G. Reynolds, Vice President
                                             and Chief Financial Officer