Form 10-Q
period 2001-06-30
CALLOWAYS NURSERY INC
filed 2001-08-14
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding as
                       Title                            of July 31, 2001
                       -----                          ---------------------
        Common Stock, par value $.01 per share                6,196,530

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                            PAGE
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                     3

PART I -- FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements (Unaudited):

       Condensed Consolidated Balance Sheets                                                  4

       Condensed Consolidated Statements of Operations                                        5

       Condensed Consolidated Statements of Cash Flows                                        6

       Notes to Condensed Consolidated Financial Statements                                   7

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations        12

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk                                   20

PART II -- OTHER INFORMATION

Items 1-6                                                                                    21

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

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the anticipated costs and benefits of discontinuing certain operations, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                     JUNE 30,    SEPTEMBER 30,   JUNE 30,
                                                       2001          2000          2000
                                                     --------    -------------   --------
Cash and cash equivalents                            $  2,667      $    413      $  3,643
Accounts receivable                                       207           250           114
Inventories                                             6,145         5,843         5,451
Prepaids and other assets                                 245           316           143
Deferred income taxes -- current                        1,541            --            --
Current assets of discontinued operations               2,321         6,907         6,980
                                                     --------      --------      --------
      Total current assets                             13,126        13,729        16,331
                                                     --------      --------      --------

Property and equipment, net                            14,056        14,228        14,345
Goodwill, net                                             767           848           875
Deferred income taxes -- noncurrent                     1,297         1,348         1,369
Other assets                                              273           187           193
Noncurrent assets of discontinued
  operations                                              629           637           640
                                                     --------      --------      --------

      Total assets                                   $ 30,148      $ 30,977      $ 33,753
                                                     ========      ========      ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                     $  3,630      $  3,202      $  4,276
Accrued expenses                                        1,335         1,672         1,929
Accrued income taxes                                    1,078         1,518         2,159
Notes payable, current                                     --            55            --
Current portion of long-term debt                         721           555           780
Deferred income taxes, current                             --           118           165
Current liabilities of discontinued
  operations                                            1,572         1,049           583
                                                     --------      --------      --------
      Total current liabilities                         8,336         8,169         9,892
Deferred rent payable                                     958         1,056         1,132
Long-term debt, net of current portion                  9,883         9,870         9,755
                                                     --------      --------      --------
      Total liabilities                                19,177        19,095        20,779
                                                     --------      --------      --------
Commitments and contingencies
Non-voting preferred stock, with
  mandatory redemption provisions                       2,102         1,877         1,808
Shareholders' equity:
   Voting convertible preferred stock                      --            --            --
   Preferred stock                                         --            --            --
   Common stock                                            64            62            62
   Additional paid-in capital                           9,526         9,288         9,163
   Retained earnings                                      675         2,051         3,337
                                                     --------      --------      --------
                                                       10,265        11,401        12,562
   Less: Treasury stock, at cost                       (1,396)       (1,396)       (1,396)
                                                     --------      --------      --------
      Total shareholders' equity                        8,869        10,005        11,166
                                                     --------      --------      --------
      Total liabilities and shareholders'
        equity                                       $ 30,148      $ 30,977      $ 33,753
                                                     ========      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         ----------------------      ----------------------
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Net sales                                                $ 37,586      $ 38,276      $ 20,251      $ 17,940
Cost of goods sold                                         18,578        18,705         9,491         8,037
                                                         --------      --------      --------      --------
Gross profit                                               19,008        19,571        10,760         9,903
                                                         --------      --------      --------      --------
Operating expenses                                         10,140        10,350         3,759         3,920
Occupancy expenses                                          1,943         2,104           656           710
Advertising expenses                                        1,301         1,211           577           485
Depreciation and amortization                                 676           669           208           249
Interest expense                                              878           770           260           304
Interest income                                               (30)          (58)          (25)          (53)
                                                         --------      --------      --------      --------
Total expenses                                             14,908        15,046         5,435         5,615
                                                         --------      --------      --------      --------
Income from continuing operations
  before income taxes                                       4,100         4,525         5,325         4,288
Income taxes                                                1,577         1,720         2,006         1,600
                                                         --------      --------      --------      --------

Income from continuing operations                           2,523         2,805         3,319         2,688
                                                         --------      --------      --------      --------
Discontinued wholesale operations:
   Income (loss) from discontinued
     operations (net of income taxes
     (benefit) of ($371), $45, ($346),
     and $310, respectively)                                 (647)           79          (607)          543
   Loss on disposal of Wholesale
     operations (net of income tax
     benefit of $1,736)
                                                           (3,027)           --        (3,027)           --
                                                         --------      --------      --------      --------

                                                           (3,674)           79        (3,634)          543
                                                         --------      --------      --------      --------
Net income (loss)                                          (1,151)        2,884          (315)        3,231
Accretion of preferred stock                                 (225)         (192)          (75)          (67)
Retirement of preferred stock                                  --           115            --            --
                                                         --------      --------      --------      --------
Net income (loss) attributable to
  common shareholders                                    $ (1,376)     $  2,807      $   (390)     $  3,164
                                                         ========      ========      ========      ========

Weighted average number of common shares outstanding
      Basic                                                 6,074         5,789         6,136         5,865
      Diluted                                               6,074         5,930         6,136         6,048
Basic net income (loss) per common share:
   Income from continuing operations                     $    .38      $    .47      $    .53      $    .45
   Discontinued operations                                   (.61)          .01          (.59)          .09
                                                         --------      --------      --------      --------
   Net income (loss)                                     $   (.23)     $    .48      $   (.06)     $    .54
                                                         ========      ========      ========      ========
Diluted net income (loss) per common share:
   Income from continuing operations                     $    .38      $    .46      $    .53      $    .43
   Discontinued operations                                   (.61)          .01          (.59)          .09
                                                         --------      --------      --------      --------
   Net income (loss)                                     $   (.23)     $    .47      $   (.06)     $    .52
                                                         ========      ========      ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              2001         2000
                                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                      $(1,151)     $ 2,884
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Loss from discontinued operations                    3,674           --
         Depreciation and amortization                          676          669
         Net change in operating assets and liabilities        (886)       1,255
                                                            -------      -------

         Net cash provided by operating activities            2,313        4,729
                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                       (423)      (1,741)
                                                            -------      -------

         Net cash used for investing activities                (423)      (1,741)
                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                     240          239
     Retirement of preferred stock                               --         (159)
     Borrowings on debt                                       8,017        3,100
     Repayments of debt                                      (7,893)      (2,589)
                                                            -------      -------

         Net cash provided by financing activities              364          591
                                                            -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,254        3,581

Cash and cash equivalents at beginning of period                413           62
                                                            -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,667      $ 3,643
                                                            =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000, and cash flows for the nine-month periods ended June 30, 2001 and 2000 have been made. Such adjustments are of a normal recurring nature, except for those related to the discontinued operations as discussed in Note 7.

Because of seasonal and other factors, the results of operations for the three-month and nine-month periods ended June 30, 2001 and cash flows for the nine-month period ended June 30, 2001 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2001.

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

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                      June 30,     September 30,  June 30,
                        2001           2000         2000
                      --------     -------------  --------
Finished goods         $4,344        $5,668        $4,423
Work in process         1,577         1,020           943
Supplies                  224            65            85
                       ------        ------        ------
                       $6,145        $5,843        $5,451
                       ======        ======        ======

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SEGMENT INFORMATION

Through June 2001 the Company had two reportable segments: (i) Retail, and (ii) Growing and Wholesale. On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations which had been a part of its Wholesale and Growing segment see Note 7). Accordingly, the following segment information reflects the aforementioned two segments, as well as elimination of the wholesale operations from Consolidated Sales, Income from Continuing Operations before Income Taxes, and Total Assets. For future periods, the Company will have two reportable segments as follows: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the three-month and nine-month periods ended June 30, 2001 and 2000. Intersegment elimination information and the elimination of the wholesale operations are included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                  Nine          Nine          Three          Three
                                                  month         month         month          month
                                                  period        period        period         period
                                                  ended         ended         ended          ended
                                                 June 30,      June 30,      June 30,       June 30,
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
SALES
   From external customers
     Retail                                      $ 37,482      $ 38,199      $ 20,216      $ 17,893
     Growing and Wholesale                          5,391         7,963         2,374         3,000
                                                 --------      --------      --------      --------
       Totals                                      42,873        46,162        22,590        20,893
                                                 --------      --------      --------      --------
   From other operating segments
     Retail                                            --            --            --            --
     Growing and Wholesale                          2,166         2,484         1,288         1,239
                                                 --------      --------      --------      --------
       Totals                                       2,166         2,484         1,288         1,239
                                                 --------      --------      --------      --------
Less: wholesale sales                              (5,287)       (7,886)       (2,339)       (2,953)
Less: elimination of intersegment sales            (2,166)       (2,484)       (1,288)       (1,239)
                                                 --------      --------      --------      --------

Total consolidated net sales                     $ 37,586      $ 38,276      $ 20,251      $ 17,940
                                                 ========      ========      ========      ========

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES
   Retail                                        $  4,126      $  4,571      $  4,863      $  4,090
   Growing and Wholesale                           (1,044)           78          (491)        1,051
                                                 --------      --------      --------      --------
        Totals                                      3,082         4,649         4,372         5,141
                                                 --------      --------      --------      --------
   Loss (income) from discontinued wholesale
      operations (before income taxes)              1,018          (124)          953          (853)
                                                 --------      --------      --------      --------
   Total consolidated income from
      continuing operations before income
      taxes                                      $  4,100      $  4,525      $  5,325      $  4,288
                                                 ========      ========      ========      ========

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                          June 30, 2001    June 30, 2000
                                                          -------------    -------------
TOTAL ASSETS
   Retail                                                   $ 22,053         $ 22,139
   Growing and wholesale                                      11,192           19,327
   Less: assets of discontinued wholesale operations          (2,950)          (7,620)
   Less: elimination of profit on intersegment sales            (147)             (93)
                                                            --------         --------
     Totals                                                 $ 30,148         $ 33,753
                                                            ========         ========


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

6. LONG TERM DEBT

In April 2001 the Company entered into a note payable to a financial institution for $1,100,000, using $1,040,000 of the proceeds to reduce the balance of a note payable to another financial institution. The new note is collateralized by certain real estate and requires payments, including interest, of approximately $ 114,000 annually for a term of 20 years. The interest rate is 8.5% fixed. The note matures in April 2021. The note payable and applicable real estate relate to the WLD wholesale operations, which are being sold, as discussed in Note 7.

7. SUBSEQUENT EVENT -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its Wholesale and Growing segment. The Company plans to exit its wholesale operations by the end of November 2001. Specifically, the Company will cease in an orderly fashion production and marketing of plants and related products grown or purchased for sale to wholesale customers, including other nursery retailers and landscape contractors. The wholesale operation includes the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company will exclusively grow plants for sale at its retail stores. The adopted disposal plan includes: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the active marketing for sale of the WLD operations.

The Company has incurred operating losses and negative cash flows in the wholesale operations for most of the last two fiscal years. The continued pressure from lower cost wholesalers has impacted the profitability and competitive position of these operations. The Company has concluded that market conditions today and for the foreseeable future are such that these operations are likely to remain uncompetitive. Additionally, incremental future investments would not generate sufficient income to recover the cost of such investments.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company recorded a loss on disposal of discontinued operations of approximately $3.0 million (net of income taxes) in the quarter ended June 30, 2001 to cover the expected cash and non-cash costs of the discontinued operations. The loss includes the write down to estimated net realizable value of the investment in facilities and equipment, inventory, and accounts receivable, as well as the accrual of anticipated operating losses during the period after the date the disposal plan was adopted, through the date the disposition is completed.

Prior to this decision, the Company grew plants for sale to external customers in addition to plants grown for sale in its retail stores. The Company intends to grow a greater amount of plants that are solely for sale in its retail stores.

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):


                                                          June 30,    September 30,    June 30,
                                                            2001          2000          2000
                                                          --------    -------------    --------
                        ASSETS
Accounts receivable                                        $  887        $  818        $1,167
Inventories                                                 1,434         6,089         5,813
                                                           ------        ------        ------
     Current assets of discontinued operations             $2,321        $6,907        $6,980
                                                           ======        ======        ======
Property and equipment, net                                $  629        $  637        $  640
                                                           ------        ------        ------
     Noncurrent assets of discontinued operations
                                                           $  629        $  637        $  640
                                                           ======        ======        ======

                    LIABILITIES

Accounts payable                                           $  615        $  799        $  491
Accrued expenses                                              957           250            92
                                                           ------        ------        ------
     Current liabilities of discontinued operations
                                                           $1,572        $1,049        $  583
                                                           ======        ======        ======


As discussed in Note 6, long-term debt (including current portion) of $1,100,000 that is collateralized by the WLD real property is included in the condensed consolidated balance sheet as of June 30, 2001. That note payable was entered into in April 2001 with the proceeds being used to reduce the amount outstanding on a note payable to another financial institution. Prior to April 2001 there was no separate indebtedness related only to the WLD real property. A portion of the proceeds from the sale of the WLD real property will be used to pay off the $1,100,000 note payable referred to above.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):


                                            Nine           Nine            Three            Three
                                            month          month           month            month
                                            period         period          period           period
                                            ended          ended           ended            ended
                                           June 30,       June 30,        June 30,         June 30,
                                             2001           2000            2001            2000
                                           --------       --------        --------        --------
Sales                                      $ 5,287         $ 7,886         $ 2,339         $ 2,953
Cost of goods sold                           4,591           5,395           2,657           1,464
                                           -------         -------         -------         -------
Gross profit (loss)                            696           2,491            (318)          1,489
Operating expenses                           1,400           2,092             529             550
Occupancy expenses                             266             240              84              74
Advertising expenses                             6               8               2               4
Depreciation and amortization                   40              27              20               8
Interest expense                                 2              --              --              --
                                           -------         -------         -------         -------
Total expenses                               1,714           2,367             635             636
                                           -------         -------         -------         -------
   Income (loss) from discontinued
     operations before income taxes         (1,018)            124            (953)            853
Income taxes (benefit)                        (371)             45            (346)            310
                                           -------         -------         -------         -------
   Income (loss) from discontinued
     operations                            ($  647)        $    79         ($  607)        $   543
                                           =======         =======         =======         =======

The Company recorded a loss on disposal of discontinued operations (net of income tax) of $3,027,000 for the nine-month and three-month periods ended June 30, 2001. The loss included the expected loss on the disposal of the Turkey Creek Farms wholesale inventory, partially offset by expected gains on the sale of other assets, and estimated income tax benefits of $1,736,000.

The discontinuance of the wholesale operations has not caused the Company to be in violation of its various bank covenants. However, the Company could require a waiver of the debt coverage ratio (a ratio comparing net income plus depreciation and amortization to current portion of long-term debt) at some time during fiscal 2002. In the event this occurs, the Company will seek a waiver from its bank lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The results of operations for fiscal 2000 and fiscal 2001 include the Cornelius Acquisition.

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its Wholesale and Growing segment (see Note 7 to Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

CONTINUING OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

                 (Amounts in millions, except per share amounts)
-------------------------------------------------------------------------------
THIRD QUARTER HIGHLIGHTS (UNAUDITED)                   Fiscal 2001  Fiscal 2000
------------------------------------                   -----------  -----------
Consolidated net sales                                     $20.3       $17.9
Retail segment sales                                        20.2        17.9
Growing segment sales                                        1.4         1.2
Less: internal sales                                       $(1.3)      $(1.2)

Sales increase (decrease)                                     13%          19%
Same-store sales increase (decrease)                          15%          (7%)

Number of retail stores (end of quarter)                      20           21

Gross profit margin                                           53%          55%

Income from continuing operations before income taxes      $ 5.3        $ 4.3

Income from continuing operations per share (basic)        $ .53        $ .45

Cash flows from operations                                 $ 5.7        $ 2.8

Retail store inventories                                   $ 4.3        $  4.1
Growing inventories                                        $ 1.8        $  1.4

Current ratio                                               1.57         1.65

Property, plant and equipment (net)                        $14.1        $14.3

Long-term debt (including current portion)                 $10.6        $10.5

CONSOLIDATED NET SALES increased 13%. Same-store sales (sixteen Calloway's stores in Dallas-Fort Worth and three Cornelius stores in Houston) increased 15%. The increase in Retail sales was primarily attributable to greater consumer demand in the Company's market areas for the April - June period (offsetting reduced demand during the January - March period).

GROSS MARGIN was 53% for the fiscal 2001 quarter compared to 55% for the fiscal 2000 quarter. The reduction was primarily related to an increase in promotional pricing coordinated with increased advertising during the April - May period that helped fuel the sales increase achieved for the quarter.

OPERATING EXPENSES declined 4%, from approximately $3.9 million for the fiscal 2000 quarter to approximately $3.8 million for the fiscal 2001 quarter. The decline was primarily due to lower bonus expenses. Bonuses are tied to improvements in profitability and related measures. The fiscal 2000 period had significant improvement in most of those measures for most units, while results for the fiscal 2001 period did not improve for most units.

ADVERTISING EXPENSES increased 19%, from $485,000 for the fiscal 2000 quarter to $577,000 for the fiscal 2001 quarter. The timing of expenditures was adjusted to allocate more to the later part of the spring season due to poor weather conditions that had a negative impact on consumer demand during the earlier part of the spring season.

OCCUPANCY EXPENSES declined 8% from $710,000 for the fiscal 2000 quarter to $656,000 for the fiscal 2001 quarter. The reduction was primarily due to lower estimated property taxes for fiscal 2001 than had been expected for the comparable period in fiscal 2000.

DEPRECIATION AND AMORTIZATION EXPENSES declined 16% from $249,000 for the fiscal 2000 quarter to $208,000 for the fiscal 2001 quarter, due to some long-lived assets becoming fully depreciated during the fiscal 2001 quarter.

INTEREST EXPENSE declined 14%, from $304,000 for the fiscal 2000 quarter to $260,000 for the fiscal 2001 quarter due debt refinanced with lower, fixed interest rates during fiscal 2000 and fiscal 2001.

INVENTORIES increased 13%, from $5.5 million at June 30, 2000 to $6.1 million at June 30, 2001. The increase was primarily related to earlier receipt of most Christmas merchandise in fiscal 2001 than in the comparable period in fiscal 2000. Total purchases of Christmas merchandise for the year are expected to increase modestly compared to purchases of Christmas merchandise for 2000.

NINE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH NINE-MONTH PERIOD ENDED JUNE 30, 2000

NINE MONTH HIGHLIGHTS (UNAUDITED)                      Fiscal 2001  Fiscal 2000
---------------------------------                      -----------  -----------
Consolidated net sales                                     $37.6        $38.3
Retail segment sales                                        37.5         38.2
Growing segment sales                                        2.3          2.6
Less: internal sales                                       $(2.2)       $(2.5)

Sales increase (decrease)                                     (2%)         77%
Same-store sales increase (decrease)                          (2%)          4%

Gross profit margin                                           51%          51%

Income from continuing operations before income taxes      $ 4.1        $ 4.5

Income from continuing operations per share (basic)        $ .38        $ .47

Cash flows from operations                                 $ 2.3        $ 4.7


CONSOLIDATED NET SALES declined by 2%. Same-store sales (sixteen Calloway's stores in Dallas-Fort Worth and three Cornelius stores in Houston) also declined 2%. The decline in Retail sales was primarily attributable to reduced consumer demand in the Company's market areas during the fall (October - November 2000) and winter (January - March 2001) periods, partially offset by stronger consumer demand during the spring (April - June 2001) period.

GROSS MARGIN was 51% for both the fiscal 2001 and fiscal 2000 nine-month periods.

OPERATING EXPENSES declined 2%, from $10.4 million for the fiscal 2000 nine-month period to approximately $10.1 million for the fiscal 2001 nine-month period. The decline was primarily due to lower bonus expenses. Bonuses are tied to improvements in profitability and related measures. The fiscal 2000 period had significant improvement in most of those measures for most units, while results for the fiscal 2001 period did not improve for most units.

ADVERTISING EXPENSES increased 7% from approximately $1.2 million for the fiscal 2000 nine-month period to approximately $1.3 million for the fiscal 2001 nine-month period. The increase was primarily due to additional expenses incurred during spring 2001 to stimulate consumer demand for the Company's Retail stores.

OCCUPANCY EXPENSES declined 8% from approximately $2.1 million for the fiscal 2000 nine-month period to approximately $1.9 million for the fiscal 2001 nine-month period. The reduction was primarily due to lower estimated property taxes for fiscal 2001 than had been expected for the comparable period in fiscal 2000.

INTEREST EXPENSE rose 14%, from $770,000 to $878,000, primarily as a result of increased seasonal borrowings under the Company's revolving line of credit. The increased borrowings were necessary because of the reduced Sales for the first six months of fiscal 2001 compared to the first six-months of fiscal 2000. All of those seasonal borrowings were repaid during April 2001.

DISCONTINUED OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

SALES decreased 21%. The decrease in sales was primarily attributed to continued pressure from lower cost wholesalers.

GROSS PROFIT declined from 50% for the fiscal 2000 quarter to (14%) for the fiscal 2001 period. The decline was caused by the substantial decline in sales for the quarter and nine-month period, which caused excessive quantities of inventory, resulting in a $1.1 million markdown to lower of cost or market at June 30, 2001.

OPERATING EXPENSES declined 4%. The decline was a result of reduced expenses needed to support the reduced volume of sales.

OCCUPANCY EXPENSES increased 14%. The increase was a result of an increase in property tax expenses.

DEPRECIATION AND AMORTIZATION increased 150%. The increase was a result of the addition of fixtures and equipment during fiscal 2001.

INVENTORY declined 76%. The decrease in inventory was due to the $1.1 million markdown referred to above, as well as the expected losses on disposal through discontinued operations of the Turkey Creek Farms inventory.

NINE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH NINE MONTH PERIOD ENDED JUNE 30, 2000

SALES declined 33%. The decrease in sales was primarily attributed to continued pressure from lower cost wholesalers.

GROSS PROFIT declined from 32% for the fiscal 2000 quarter to 13% for the fiscal 2001 period. The decline was caused by the substantial decline in sales for the quarter and nine-month period, which caused excessive quantities of inventory, resulting in a $1.1 million markdown to lower of cost or market at June 30, 2001.

OPERATING EXPENSES declined 33%. The decline was a result of reduced expenses needed to support the reduced volume of sales.

OCCUPANCY EXPENSES increased 11%. The increase was a result of an increase in property tax expenses.

DEPRECIATION AND AMORTIZATION increased 48%. The increase was a result of the addition of fixtures and equipment during fiscal 2001.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES

The Company had Cash Provided by Operating Activities of approximately $2.3 million for the fiscal 2001 nine-month period compared to Cash Provided by Operating Activities of approximately $4.7 million for the fiscal 2000 nine-month period.

The primary causes of the difference were: (i) approximately $1.4 million in estimated Federal Income Tax payments, that were accrued in fiscal 2000, were paid during fiscal 2001, and (ii) income from continuing operations declined from $2.8 million for the fiscal 2000 nine-month period to $2.5 million for the fiscal 2001 nine-month period.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company had approximately $423,000 in Cash Used for Investing Activities for the fiscal 2001 nine-month period compared to approximately $1.7 million in Cash Used for Investing Activities for the fiscal 2000 nine-month period. Most of the $1.7 million in capital expenditures for the fiscal 2000 nine-month period was for a new store that the Company built and opened in April 2000. There was no new store construction during the fiscal 2001 nine-month period.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company had approximately $364,000 in Cash Provided by Financing Activities for the fiscal 2001 nine-month period compared to Cash Provided by Financing Activities of approximately $591,000 for the fiscal 2000 nine-month period.

During the fiscal 2001 nine-month period the Company entered into three notes payable totaling approximately $4.9 million.

         (i) One of the three notes was for approximately $2.6 million, and it refinanced approximately $2.5 million of a separate real estate note payable, reducing the balance from approximately $4.5 million to approximately $2.0 million, extending the maturity date, and providing a fixed interest rate instead of a variable interest rate.

         (ii) The second note payable was for approximately $1.1 million, and it refinanced approximately $1.0 million of the same real estate note payable described in (i) above, further reducing the balance from approximately $2.0 million to approximately $1.0 million, extending the maturity date, and providing a fixed interest rate instead of a variable interest rate. (See
                  Note 6 to Financial Statements)

         (iii) The third note payable was for approximately $1.2 million, and it replaced a construction loan of approximately $0.8 million, extending the maturity date and providing a fixed interest rate instead of a variable interest rate.

We anticipate that cash flows from operations and our $5,000,000 revolving line of credit arrangement will be sufficient to meet our working capital needs. On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its Wholesale and Growing segment (see Note 7 to Financial Statements). The discontinuance of the wholesale operations has not caused the Company to be in violation of its various bank covenants. However, the Company could require a waiver of the debt coverage ratio (a ratio comparing net income plus depreciation and amortization to current portion of long-term debt) at some time during fiscal 2002. In the event this occurs, the Company will seek a waiver from its bank lender.

DISCONTINUED OPERATIONS

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its Wholesale and Growing segment. The Company plans to exit its wholesale operations by the end of November 2001. Specifically, the Company will cease in an orderly fashion production and marketing of plants and related products grown or purchased for sale to wholesale customers, including other nursery retailers and landscape contractors. The wholesale operation includes the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company will exclusively grow plants for sale at its retail stores. The adopted disposal plan includes: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the active marketing for sale of the WLD operations.

The Company has incurred operating losses and negative cash flows in the wholesale operations for most of the last two fiscal years. The continued pressure from lower cost wholesalers has impacted the profitability and competitive position of these operations. The Company has concluded that market conditions today and for the foreseeable future are such that these operations are likely to remain uncompetitive. Additionally, incremental future investments would not generate sufficient income to recover the cost of such investments.

The Company recorded a loss on disposal of discontinued operations of approximately $3.0 million (net of income taxes) in the quarter ended June 30, 2001 to cover the expected cash and non-cash costs of the discontinued operations. The loss includes the write down to estimated net realizable value of the investment in facilities and equipment, inventory, and accounts receivable, as well as the accrual of anticipated operating losses during the period after the date the disposal plan was adopted, through the date the disposition is completed.

Prior to this decision, the Company grew plants for sale to external customers in addition to plants grown for sale in its retail stores. The Company intends to grow a greater amount of plants that are solely for sale in its retail stores.

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):

                                                          June 30,    September 30,   June 30,
                                                            2001          2000          2000
                                                          --------    -------------   --------
                        ASSETS
Accounts receivable                                        $  887        $  818        $1,167
Inventories                                                 1,434         6,089         5,813
                                                           ------        ------        ------
     Current assets of discontinued operations             $2,321        $6,907        $6,980
                                                           ======        ======        ======
Property and equipment, net                                $  629        $  637        $  640
                                                           ------        ------        ------
     Noncurrent assets of discontinued operations          $  629        $  637        $  640
                                                           ======        ======        ======

                     LIABILITIES
Accounts payable                                           $  615        $  799        $  491
Accrued expenses                                              957           250            92
                                                           ------        ------        ------
     Current liabilities of discontinued operations        $1,572        $1,049        $  583
                                                           ======        ======        ======

As discussed in Note 6, long-term debt (including current portion) of $1,100,000 that is collateralized by the WLD real property is included in the condensed consolidated balance sheet as of June 30, 2001. That note payable was entered into in April 2001 with the proceeds being used to reduce the amount outstanding on a note payable to another financial institution. Prior to April 2001 there was no separate indebtedness related only to the WLD real property. A portion of the proceeds from the sale of the WLD real property will be used to pay off the $1,100,000 note payable referred to above.

Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):


                                         Nine          Nine          Three         Three
                                         month         month         month         month
                                         period        period        period        period
                                         ended         ended         ended         ended
                                        June 30,      June 30,      June 30,      June 30,
                                         2001           2000          2001         2000
                                        -------       -------       -------       -------
Sales                                    $ 5,287       $ 7,886       $ 2,339       $ 2,953
Cost of goods sold                         4,591         5,395         2,657         1,464
                                         -------       -------       -------       -------
Gross profit                                 696         2,491          (318)        1,489
Operating expenses                         1,400         2,092           529           550
Occupancy expenses                           266           240            84            74
Advertising expenses                           6             8             2             4
Depreciation and amortization                 40            27            20             8
Interest expense                               2            --            --            --
                                         -------       -------       -------       -------
Total expenses                             1,714         2,367           635           636
                                         -------       -------       -------       -------
   Income (loss) from discontinued
     operations before income taxes       (1,018)          124          (953)          853
Income taxes (benefit)                      (371)           45          (346)          310
                                         -------       -------       -------       -------
   Income (loss) from discontinued
     operations                          ($  647)      $    79       ($  607)      $   543
                                         =======       =======       =======       =======

The Company recorded a loss on disposal of discontinued operations (net of income tax) of $3,027,000 for the nine-month and three-month periods ended June 30, 2001. The loss included the expected loss on the disposal of the Turkey Creek Farms wholesale inventory, partially offset by expected gains on the sale of other assets, and estimated income tax benefits of $1,736,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with indefinite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately. Statement 142 is effective January 1, 2002. Companies with fiscal years beginning after March 15, 2001 who have not yet issued financial statements for their first interim period may early adopt Statement 142. The Company is in the process of determining whether or not it will early adopt Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Upon adoption of Statement 142 the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.

Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of October 1, 2001 the Company expects to have unamortized goodwill in the amount of $740,000 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $108,000 for the fiscal year ended September 30, 2000 and $81,000 for the nine-month period ended June 30, 2001. Because of the extensive effort that will be needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risks for trading or speculative purposes. As of June 30, 2001, we had no foreign exchange contracts and/or options outstanding.

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

At June 30, 2001 Calloway's had variable rate debt of approximately $2.0 million, out of total debt of $10.6 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated annual impact on income before income taxes and cash flows of approximately $20,000.

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

Dated: August 14, 2001

                                             CALLOWAY'S NURSERY, INC.


                                             By /s/ James C. Estill
                                             ----------------------------------
                                             James C. Estill, President and
                                             Chief Executive Officer


                                             By /s/ Daniel G. Reynolds
                                             ----------------------------------
                                             Daniel G. Reynolds, Vice President
                                             and Chief Financial Officer