Form 10-K405
period 2001-09-30
CALLOWAYS NURSERY INC
filed 2001-12-21
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. |X|

As of December 14, 2001, Registrant had outstanding 6,284,563 shares of Common Stock. The aggregated market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 14, 2001 as reported on the Nasdaq Stock Market, was approximately $4,200,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                      Page
                                                                                                    Reference
                                                                                                    Form 10-K
PART I

Item 1.       Business                                                                                   3

Item 2.       Properties                                                                                 9

Item 3.       Legal Proceedings                                                                          9

Item 4.       Submission of Matters to a Vote of Security Holders                                        9

PART II

Item 5.       Market for Registrant's Common Stock and Related
              Shareholder Matters                                                                       10

Item 6.       Selected Financial Data                                                                   11

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                       11

Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk                                17

Item 8.       Financial Statements and Supplementary Data                                               17

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                       17

PART III

Item 10.      Directors and Executive Officers of the Registrant                                        18

Item 11.      Executive Compensation                                                                    18

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                                                18

Item 13.      Certain Relationships and Related Transactions                                            18

PART IV

Item 14.      Exhibits, Financial Statements, Schedules, and
              Reports on Form 8-K                                                                       19

PART I
ITEM 1. BUSINESS

--------------------------------------------------------------------------------
ABOUT CALLOWAY'S NURSERY, INC.
--------------------------------------------------------------------------------

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

Our management team consists of professionals that have worked together for most of the time that the Company has been in operation. This hard-working team of specialists enables each area of our Company to evolve and upgrade its services and products continuously. And by taking advantage of available technology we are especially responsive to the ever-changing demands of the market.

Because we hold the largest number of shares in our Company, the Company's team's interests are tightly aligned with those of every shareholder.

--------------------------------------------------------------------------------
ABOUT OUR OPERATIONS
--------------------------------------------------------------------------------

Founded in 1986, the Company has become the largest lawn and garden retailer in Texas.

We opened the first four retail stores in 1987. Since that time, we have grown to twenty retail stores: seventeen Calloway's Nursery retail stores in the Dallas-Fort Worth market ("Calloway's Nursery") and three Cornelius Nurseries retail stores in the Houston market ("Cornelius Nurseries").

We have added two established growing operations for the production of living plants: Miller Plant Farms in 1997 and Turkey Creek Farms in 1999.

Near the end of fiscal 1999 we acquired Cornelius Nurseries, Inc. (the "Cornelius Acquisition"), which included Cornelius Nurseries and Turkey Creek Farms, as well as the Wholesale Landscape Distributors wholesale operations in Houston and Austin ("WLD"). Fiscal 2000 was the first year that the operations acquired in the Cornelius Acquisition were included in the Company's results of operations.

During Fiscal 2001 we decided to discontinue the wholesale aspects of our operations, which have been a part of the wholesale and growing segment. We sold all of the WLD operations in October 2001. We have also repositioned Turkey Creek Farms to grow plant material exclusively for our retail stores, thus discontinuing our wholesale sales to unrelated third parties. We completed the sale of excess inventory at Turkey Creek Farms by December 2001. In connection with that decision, we incurred a loss from discontinued operations of $3,687,000, or $.59 per diluted share in Fiscal 2001.

RETAIL

CALLOWAY'S NURSERY
CORNELIUS NURSERIES

We operate twenty retail stores: seventeen Calloway's stores in the Dallas-Fort Worth and three Cornelius Nurseries stores in Houston. Our locations are selected on the basis of demographic data, traffic patterns and shopping habits. All Calloway's Nursery and Cornelius Nurseries stores are Company-operated. We lease twelve of the Calloway's Nursery store locations and own the other five. We own all three Cornelius Nurseries store locations.

We focus on quality and breadth of selection in bedding plants and nursery stock, complemented by other related garden products such as soil amendments and fertilizers. Apart from Christmas, approximately two-thirds of our annual retail sales are derived from living plants. The remaining one-third is made up of products that primarily relate to their care and nurturing.

All Calloway's Nursery and Cornelius Nurseries stores sell Christmas merchandise. The Cornelius Nurseries stores have developed a stronger and more financially beneficial focus on Christmas than have the Calloway's Nursery stores.

The quality selection of living plants and garden products found throughout all Calloway's Nursery and Cornelius Nurseries retail stores offer our customers appropriate living plants, while informing them about the care and additional products that may be required to provide the best results with their selections. Our staff is known for treating customers with respect and guaranteeing their satisfaction.

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

GROWING

MILLER PLANT FARMS

In 1997 the Company acquired an established facility for the production of living plants - Miller Plant Farms. This growing facility was developed by Mike Miller, who has continued to manage the facility since it was acquired by the Company. Miller Plant Farms produces roses, ground covers, caladiums, perennials, hollies and flowering shrubs. Miller Plant Farms allows the Company to provide its customers with the very best selection and value in top-quality living plants. Since its acquisition, Miller Plant Farms has been providing the Calloway's Nursery stores with first quality products in the appropriate quantities at the appropriate time.

Founder Mike Miller is Past President of the International Plant Propagation Society - Southern Region; Past President of Northeast Texas Nursery Growers Association; and Past Director of the Texas Nursery and Landscape Association ("TNLA") Region III. He is a Texas Certified Nursery Professional and received his BS in Horticulture from Kansas State University in 1974.

TURKEY CREEK FARMS

The Cornelius family began Turkey Creek Farms in 1951 to meet the demand for quality nursery-grown products in Texas. At the time of the Cornelius Acquisition, Turkey Creek Farms was primarily a wholesale business.

During fiscal 2001 Turkey Creek Farms was repositioned as a growing operation similar to Miller Plant Farms. Turkey Creek Farms has become an additional source for first quality plant material to enhance the offering of our twenty retail stores. Turkey Creek Farms is expected to generate greater sales volumes in 2002 to the Company's twenty retail stores than it generated in 2001 through sales to both the Company's stores and unaffiliated third party customers.

Turkey Creek Farms continues to be professionally managed by Tom Henry. A Texas Certified Nursery Professional and a member of the International Plant Propagation Society, Tom Henry received his BS with a double major in Agriculture and Business from Stephen F. Austin State University in 1989.

--------------------------------------------------------------------------------
ABOUT OUR INDUSTRY
--------------------------------------------------------------------------------

Texas is the third largest retail market in the United States for lawn and garden center "green goods" and the third largest producer of green goods for the retail and landscape markets in the United States.

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

Two geographic areas where green goods production is predominant are Houston (the location of Turkey Creek Farms) and Tyler (the location of Miller Plant Farms). In the Houston area, mild weather, high humidity and a long growing season combine to make conditions favorable for production of a wide variety of ornamental and blooming plants. In Tyler, climatic cycles, soils and water make production of roses and woody evergreens favorable.

--------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

JIM ESTILL, 54, is Chairman of the Board, President and Chief Executive Officer. Along with John Cosby and John Peters, Jim co-founded the Company in 1986. Prior to that, Jim worked with Sunbelt Nursery Group, as President and Chief Executive Officer. Jim received his BBA in Finance from Texas Christian University in 1969, and his MBA from TCU in 1977. A Texas Master Certified Nursery Professional, Jim is Vice-Chairman of the Texas Certified Nursery Professional Committee, Member of the Nursery/Floral Advisory Committee of the Texas Department of Agriculture and Past Chairman of the TNLA Education and Research Foundation.

STERLING CORNELIUS, 79, is President of Cornelius Nurseries, Inc., and a Director of the Company. Sterling has been with Cornelius Nurseries since his father founded the business in 1937, except for the period 1941-1945, when he served in the U.S. Navy during World War II. Sterling is a recognized leader in the nursery industry, having been President of the TNLA, President of the Houston Landscape Nurserymen's Association, Chairman of the Drafting Committee - Texas Certified Nursery Professional Manual and Examination, Member of the Board of Trustees of the Texas Agricultural Lifetime Leadership Board, and a member of the Texas Certified Nurserymen's Professional Committee. He is the only two-time recipient of the ARP Award - the highest honor that TNLA can bestow on one of its members. Sterling is also active in many community efforts, including past membership on the Board of Directors of the Houston Chamber of Commerce and the President's Council of Houston Baptist University.

JOHN COSBY, 58, is Vice President, Secretary and a Director. John, along with Jim Estill and John Peters, co-founded the Company in 1986. He developed all of Calloway's Nursery retail store locations, including site selection and development, as well as lease and acquisition negotiations. Prior to 1986, John worked at Sunbelt Nursery Group, serving as Vice President -- Corporate Development and at Pier 1 Imports as Real Estate Manager. John received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Master Mediator, John is Past Chairman of Optical Federal Credit Union, and Past President of the Dispute Resolution Services of Tarrant County.

JOHN PETERS, 50, is Vice President and Director of the Company. John, along with Jim Estill and John Cosby, co-founded the Company in 1986. He developed the original staff into a team of industry professionals. He has primary responsibility for operations, distribution, human resources and administration. Prior to 1986, John worked with Sunbelt Nursery Group as Senior Vice President of Operations, where he was responsible for operations of all subsidiaries, including more than 100 stores in five states, and two growing operations. John attended Texas Christian University. A Texas Master Certified Nursery Professional, John is Past Chairman of the TNLA.

DAN REYNOLDS, 44, is Vice President, Chief Financial Officer and Assistant Secretary. Dan joined the Company in 1990, where he developed its financial, operating and merchandising decision-support systems. His responsibilities include all financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. Dan also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Dan worked with Atmos Energy Corporation as Financial Systems Manager and KPMG LLP as Supervising Senior Accountant. Dan received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Dan is Past President of the Fort Worth Chapter of Financial Executives Institute.

SAM WEGER, 51, is Vice President of Merchandising. Sam began with the Company in retail store management in 1987 with the opening of the first stores. He has primary responsibility for the administration of planning, procurement and replenishment of all merchandise lines. Prior to 1987, Sam was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Sam received his BBA in Political Science and Education from Fort Hays State University. A Texas Master Certified Nursery Professional, Sam is a Director of the TNLA, Past President of TNLA, Region 5, and Past Chairman of the TNLA Education Committee.

--------------------------------------------------------------------------------
ABOUT OUR CHALLENGES
--------------------------------------------------------------------------------

Like any business, we face certain challenges. The biggest challenges are:

     The nursery business is highly competitive in the United States. In the Dallas, Fort Worth and Houston markets, we compete for the loyalty of our customers with large "mass merchants" such as Home Depot, Lowe's, Kmart, Wal-Mart, and several grocery store chains that sell plants, flowers, seeds and other gardening products. Most of these other chains have longer operating histories and considerably greater financial, marketing and sales resources than does the Company. Dallas, Fort Worth and Houston are also home to many independent garden centers.

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

 CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K Report contains forward-looking statements. We are including this cautionary statement for the express purpose of providing the Company with the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Report.

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective on existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the costs and benefits of discontinuing certain operations, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

Therefore, each reader of this report is cautioned to consider carefully the risk factors listed above, as well as any specific factors discussed with a forward-looking statement in this Report and disclosed in our filings with the Securities and Exchange Commission, as such risks and factors, in some cases, have affected, and in the future (together with other factors) could affect, our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Report.

ITEM 2.  PROPERTIES

The typical Calloway's Nursery (Dallas and Fort Worth markets) and Cornelius Nurseries (Houston market) retail store is located in a high-traffic shopping area. All are free standing stores. The typical Calloway's Nursery retail store consists of a building (approximately 10,000 square feet), a greenhouse (approximately 12,000 square feet) and an outdoor nursery yard (approximately 40,000 square feet). Though each Cornelius Nurseries retail store has a somewhat different configuration, they are about the same overall size as a Calloway's Nursery retail store.

As of September 30, 2001 we operated seventeen Calloway's Nursery retail stores. We own the land and buildings at five locations. The other twelve locations are leased under the terms of long-term leases. All three of the Cornelius Nurseries retail stores are owned by the Company.

We own two nursery growing facilities. Miller Plant Farms, near Tyler, Texas (approximately 80 acres), and Turkey Creek Farms, north of Houston (approximately 160 acres).

We lease our corporate office, which is located in an office building in Fort Worth, Texas. We also lease a warehouse/distribution center in Fort Worth, Texas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol CLWY since the initial public offering on June 26, 1991. The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:

                                            High              Low            Close
                                           ------            ------          ------
FISCAL YEAR 1997
First Quarter                              $1.063            $ .719          $ .750
Second Quarter                               .938              .688            .813
Third Quarter                               1.094              .688           1.063
Fourth Quarter                              1.375             1.000           1.281
                                           ------            ------          ------
FISCAL YEAR 1998
First Quarter                               2.063             1.094           1.375
Second Quarter                              2.875             1.313           2.844
Third Quarter                               3.125             1.875           2.250
Fourth Quarter                              2.313              .938           1.188
                                           ------            ------          ------
FISCAL YEAR 1999
First Quarter                               1.375             1.000           1.125
Second Quarter                              1.500             1.125           1.313
Third Quarter                               2.000             1.250           1.375
Fourth Quarter                              1.563             1.125           1.125
                                           ------            ------          ------
FISCAL YEAR 2000
First Quarter                               1.438              .938           1.188
Second Quarter                              1.500              .969           1.375
Third Quarter                               1.500              .813           1.188
Fourth Quarter                              1.750             1.125           1.375
                                           ------            ------          ------
FISCAL YEAR 2001
First Quarter                               1.750             1.063           1.250
Second Quarter                              1.625             1.141           1.188
Third Quarter                               1.600             1.000           1.300
Fourth Quarter                             $1.390            $ .850          $ .940
                                           ------            ------          ------

The closing price of the common stock on December 14, 2001, as reported by Nasdaq, was $1.02. As of December 14, 2001 there were approximately 500 shareholders of record, and approximately 1,800 beneficial shareholders.

We have never paid cash dividends on common stock. We intend to retain earnings for further development of the business and, therefore, do not intend to pay cash dividends on common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. Comparability of the Statement of Operations data for 2001 and 2000, and the Balance Sheet data for 2001, 2000 and 1999, was impacted by the Cornelius Acquisition. In addition, the Statement of Operations data reflects the discontinuance of the wholesale operations.

                             SELECTED FINANCIAL DATA
                 (Amounts in millions, except per share amounts)


o        STATEMENT OF OPERATIONS DATA          2001     2000    1999    1998    1997
                                              ------   ------  ------  ------  ------
Net sales                                     $ 43.5   $ 44.6  $ 30.4  $ 27.1  $ 26.2
Income (loss) from continuing operations      $  1.6   $  2.0  $   .4  $  (.3) $  1.7
Net income (loss)                             $ (2.1)  $  1.7  $   .4  $  (.3) $  1.7
Income (loss) per common share
from continuing operations:
     Basic                                    $  .20   $  .32  $  .07  $ (.05) $  .33
     Diluted                                  $  .20   $  .30  $  .07  $ (.05) $  .33
Net income (loss) per common share:
     Basic                                    $ (.40)  $  .26  $  .07  $ (.05) $  .33
     Diluted                                  $ (.39)  $  .25  $  .07  $ (.05) $  .33


o        BALANCE SHEET DATA                    2001     2000    1999    1998    1997
                                              ------   ------  ------  ------  ------
Total assets                                  $ 27.3   $ 31.0  $ 26.3  $ 14.7  $ 13.1
Long-term obligations                            8.6      9.8     9.0     3.0     1.8
Redeemable preferred stock                    $  2.2   $  1.9  $  1.9      --      --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In September 1999 we completed the Acquisition of Cornelius Nurseries, Inc. and affiliated companies (the "Cornelius Acquisition"). The results of operations for fiscal 2000 and fiscal 2001 include the Cornelius Acquisition, while the results of operations for fiscal 1999 and prior years do not.

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment (see Note 21 to Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and
(ii) Discontinued Operations.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

Income from Continuing Operations Before Income Taxes for 2001 was lower than it was for 2000 (when we had our most profitable year of operations since becoming a public company in 1991).

                               [PERFORMANCE GRAPH]

                INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
                                  INCOME TAXES
                                 ($ thousands)


     2001      2000      1999      1998      1997
     ----      ----      ----      ----      ----


    2,363     3,290       799      (327)      767



Sales declined 2.5% from 2000. Strong Sales during the spring season were not enough to offset slower Sales during the fall and winter seasons, which saw consumer demand for nursery products reduced due to unfavorable weather for gardening.

                               [PERFORMANCE GRAPH]

                                     SALES
                                  ($ millions)


     2001      2000      1999      1998      1997
     ----      ----      ----      ----      ----


     43.5      44.6      30.4      27.1      26.2


Gross Margin (Gross Profit as a percentage of net Sales) declined to 49.5% in 2001 from 51.1% for 2000. The 2000 Gross Margin was the highest in the Company's history, a result of strong Sales that kept stock loss and markdowns to a minimum. The 2001 Gross Margin was more consistent with the 1999 Gross Margin of 49.3%, which was achieved under similar market conditions.

                               [PERFORMANCE GRAPH]

                                  GROSS MARGIN
                                   % of sales


     2001      2000      1999      1998      1997
     ----      ----      ----      ----      ----


     49.5%     51.1%     49.3%     45.1%     47.3%


Operating Expenses decreased 4.0%. The decrease was primarily the result of fewer bonuses paid due to the reduction in Income from Continuing Operations for 2001 compared to 2000.

Occupancy Expenses decreased by 3.1%. The decrease was primarily due to a reduction in accrued property taxes. The real properties added in the Cornelius Acquisition are Company-owned instead of leased. Occupancy Expenses do not include the Depreciation and Amortization or Interest Expenses related to the cost of Company-owned facilities.

Advertising Expenses increased 12.7%. The increase was primarily due to increased newspaper and radio advertising done to stimulate consumer demand during the 2001 spring season.

Depreciation and Amortization was flat, with a 0.4% increase.

Interest Expense increased 7.9%, primarily due to increased seasonal borrowings under the Company's revolving credit lines.

Interest Income decreased 55.0%, due to lower levels of Cash maintained during the year.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

Income from Continuing Operations Before Income Taxes was higher for 2000 than it was for 1999. We had our most profitable year of operations since becoming a public company in 1991.

Sales increased 47.0% over 1999, marking the fifth consecutive year that sales have risen. Most of the increase was a result of adding the Cornelius Nurseries retail stores from the Cornelius Acquisition.

Gross Margin improved to 51.1% for 2000 from 49.3% for 1999. The increase was primarily due to reduced stock loss and markdowns.

Operating Expenses increased 48.3%. Substantially all of the increase was due to the Cornelius Acquisition.

Occupancy Expenses increased 0.4%. The percentage increase was much lower than the percentage increase in Sales because substantially all of the real properties added in the Cornelius Acquisition are Company-owned instead of leased. Occupancy Expenses do not include the Depreciation and Amortization or Interest Expenses related to the cost of Company-owned facilities.

Advertising Expenses decreased 2.3%. We changed the media mix in the Dallas-Fort Worth markets to optimize our Advertising budget. Those savings were more than the Advertising Expenses needed for the Houston market.

Depreciation and Amortization increased 29.6%. The increase was attributable to the assets added in the Cornelius Acquisition.

Interest Expense increased 224.6%, primarily due to the debt incurred to finance the Cornelius Acquisition.

Interest Income decreased 23.8%, due to lower levels of Cash maintained during the year.

DISCONTINUED OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

Sales decreased 6%. The decrease in sales was primarily attributed to continued pressure from lower cost wholesalers.

Gross Margin declined from 32% for fiscal 2000 to 13% for fiscal 2001. The decline was a result of the substantial decline in sales, through June 30, 2001, which caused excessive quantities of inventory that had to be marked down to lower of cost or market.

Expenses declined 29%. The decline was a result of reduced expenses needed to support the reduced volume of sales.

The aforementioned factors caused the Loss before Income Taxes to increase from approximately $0.5 million for fiscal 2000 to approximately $1.2 million for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Flows Used for Operating Activities were $1,754,000 for fiscal 2001, compared to Cash Flows Provided by Operating Activities of $2,979,000 for fiscal 2000. The decline was primarily attributed to (i) the payment of approximately $1.5 million of income taxes in 2001 that were accrued in 2000, and (ii) increase in income taxes receivable of approximately $1.2 million related to the carry back of the 2001 net operating loss (see Note 8 to Consolidated Financial Statements).

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Flows Used for Investing Activities decreased to $458,000 for fiscal 2001 from $1,791,000 for fiscal 2000. During fiscal 2000 we opened one new retail Store; none were opened during fiscal 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Flows Used for Financing Activities were $187,000 for fiscal 2001 compared to Cash Flows Provided by Financing Activities of $467,000 for fiscal 2000. We borrowed $750,000 during fiscal 2000 to acquire the Land to construct a new retail store. The only significant borrowings during fiscal 2001 were to refinance existing long-term debt to obtain lower, fixed interest rates and longer maturities.

In October 1999 we redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000. Thus, the remaining redemption amount of the Preferred Stock was reduced to $3,420,200.

We anticipate that cash flows from operations and the $5,000,000 revolving line of credit arrangement (see Note 7 to Consolidated Financial Statements) will be sufficient to meet all working capital needs.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superceded by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001.

The Company is required to adopt, and has adopted, the provisions of Statement 141 immediately. Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt Statement 142 as of October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will also require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassification in order to conform to the new criteria in Statement 141 for recognition apart from goodwill.

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

As of October 1, 2002 the Company expects to have unamortized goodwill in the amount of $632,000 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $108,000 for the fiscal year ended September 30, 2001. Because of the extensive effort that will be needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001 the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company is required to adopt Statement 144 as of October 1, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risks, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of September 30, 2001, we had no foreign exchange contracts or options outstanding.

We manage our interest rate risk by balancing (a) the amount of variable-rate long-term debt with (b) the amounts due under long-term leases, which typically have fixed rental payments that do not fluctuate with interest rate changes. For our variable-rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future operations and cash flows, assuming other factors are held constant.

At September 30, 2001 the Company had variable rate long-term debt of $3.4 million, out of total long-term debt of $9.4 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on income before income taxes and cash flows for next year of approximately $34,000 for the variable-rate long-term debt.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                      Page
                                                                                                      ----
(a)(1)   FINANCIAL STATEMENTS

Independent Auditors' Report - KPMG LLP                                                                F-1

Consolidated Balance Sheets - September 30, 2001 and 2000                                              F-2

Consolidated Statements of Operations - Years Ended September 30, 2001,
     2000 and 1999                                                                                     F-3

Consolidated Statements of Shareholders' Equity - Years Ended September 30,
     2001, 2000 and 1999                                                                               F-4

Consolidated Statements of Cash Flows - Years Ended September 30, 2001, 2000 and
     1999                                                                                              F-5

Notes to Consolidated Financial Statements                                                             F-7

(a)(2)   SCHEDULES

Schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   EXHIBITS

(3)    (a)    Restated Articles of Incorporation of the Registrant. (Exhibit
              (3)(a))(1)
       (b)    Form of Bylaws of the Registrant. (Exhibit (3(b))(1)
       (c)    Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))(1)

(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a)(1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b)(1)

(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and James C. Estill. (Exhibit (10)(a))(1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John T. Cosby. (Exhibit (10)(b))(1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(c))(1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of James C. Estill and John T. Cosby. (Exhibit
              (10)(g))(1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(h))(1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of Robert E. Glaze and Dr. Stanley Block.
             (Exhibit (10)(i))(1)
       (h)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated July 2, 1996. (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated July 2, 1996. (Exhibit (10)(n))(2)
       (j)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated July 2, 1996. (Exhibit (10)(o))(2)
       (k)    Employment Agreement between the Registrant and
              C. Sterling Cornelius dated September 21, 1999.(9)
       (l)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated May 9, 2001. (Exhibit (10)(p))(3)
       (m)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated May 9, 2001. (Exhibit (10)(q))(3)
       (n)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated May 9, 2001. (Exhibit (10)(r))(3)
       (o)    Calloway's Nursery, Inc. Vice President of Merchandising Profit
              Improvement Bonus Plan for the Fiscal Year Ending September 30,
              2002. (Exhibit (10)(s))(3)
       (p)    Calloway's Nursery, Inc. Profit Improvement Bonus Plan for the
              Fiscal Year Ending September 30, 2002. (Exhibit (10)(t))(3)
       (q)    Calloway's Nursery, Inc. Monthly Sales Gain Bonus Plan for the
              Fiscal Year Ending September 30, 2002. (Exhibit (10)(u))(3)


(21)   (a)    Subsidiaries of the Registrant.(3)

(23)   (d)    Consent of KPMG LLP.(3)

(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan. (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan. (Exhibit
              (10)(d))(1)

(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors. (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan. (Exhibit A)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan. (Exhibit A)(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan. Exhibit A)(8)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined
              Financial Statements as of and for the years ended September 30,
              1998 and 1997. (Exhibit 99.1)(9)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma
              Condensed Financial Information as of June 30, 1999 and for the
              nine month period ended June 30, 1999 and for the year ended
              September 30, 1998. (Exhibit 99.2)(8)
(99)   (i)    Calloway's Nursery, Inc. 2000 Stock Option Plan.(10)
(99)   (j)    Form of Calloway's Nursery, Inc. 2001 Stock Option Plan.(3)
(99)   (k)    Calloway's Nursery, Inc. 1996 Stock Option Plan. (Exhibit A)(11)

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

(10) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

(11) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


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

                                                  Dated: December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.

Name                                    Title                      Date
----                                    -----                      ----
/s/ James C. Estill                     Director                   December 20, 2001
-------------------
James C. Estill

/s/ John T. Cosby                       Director                   December 20, 2001
-----------------
John T. Cosby

/s/ John S. Peters                      Director                   December 20, 2001
------------------
John S. Peters

/s/ Dr. Stanley Block                   Director                   December 20, 2001
---------------------
Dr. Stanley Block

/s/ C. Sterling Cornelius               Director                   December 20, 2001
-------------------------
C. Sterling Cornelius

/s/ Daniel R. Feehan                    Director                   December 20, 2001
--------------------
Daniel R. Feehan

/s/ Timothy J. McKibben                 Director                   December 20, 2001
-----------------------
Timothy J. McKibben

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheets of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                       KPMG LLP

Fort Worth, Texas
November 16, 2001

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (amounts in thousands, except share and per share amounts)
                                     ASSETS

                                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                                2001             2000
                                                                            -------------    -------------
Cash and cash equivalents                                                   $         279    $         413
Accounts receivable                                                                   433              250
Inventories                                                                         6,042            5,843
Prepaids and other assets                                                             230              316
Deferred income taxes, current                                                         55               --
Income taxes receivable                                                             1,180               --
Current assets of discontinued operations                                           2,847            6,907
                                                                            -------------    -------------
   Total current assets                                                            11,066           13,729
Property and equipment, net                                                        13,888           14,228
Goodwill, net of accumulated amortization of $1,233 and $1,125,
   respectively                                                                       740              848
Deferred income taxes                                                               1,301            1,348
Other assets                                                                          266              187
Noncurrent assets of discontinued operations                                           --              637
                                                                            -------------    -------------
     Total assets                                                           $      27,261    $      30,977
                                                                            =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                            $       2,128    $       3,202
Accrued expenses                                                                    1,534            1,672
Income taxes payable                                                                   --            1,518
Notes payable, current                                                                730               55
Current portion of long-term debt                                                     732              555
Deferred income taxes, current                                                        187              118
Current liabilities of discontinued operations                                      2,304            1,049
                                                                            -------------    -------------
   Total current liabilities                                                        7,615            8,169
Deferred rent payable                                                                 929            1,056
Long-term debt, net of current portion                                              8,646            9,870
                                                                            -------------    -------------
   Total liabilities                                                               17,190           19,095
                                                                            -------------    -------------
Commitments and contingencies
Non-Voting Acquisition Preferred Stock with mandatory
   redemption provisions; par value $.01 per share; 40,000 shares
   authorized; 40,000 shares issued and 34,202 shares outstanding                   2,180            1,877
Shareholders' equity:
   Voting convertible preferred stock; par value $.625 per share;
    3,200,000 shares authorized; no shares issued or outstanding                       --               --
   Preferred stock; par value $.01 per share; 9,960,000 shares
    authorized; no shares issued or outstanding                                        --               --
   Common stock; par value $.01 per share; 30,000,000 shares authorized;
    6,498,346 and 6,237,760 shares issued, respectively; 6,248,346 and
    5,987,760 shares outstanding, respectively                                         65               62
   Additional paid-in capital                                                       9,610            9,288
   Retained earnings (accumulated deficit)                                           (388)           2,051
                                                                            -------------    -------------
                                                                                    9,287           11,401
   Less: treasury stock, at cost (250,000 common shares)                           (1,396)          (1,396)
                                                                            -------------    -------------
     Total shareholders' equity                                                     7,891           10,005
                                                                            -------------    -------------
     Total liabilities and shareholders' equity                             $      27,261    $      30,977
                                                                            =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)

                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2001             2000             1999
                                                             -------------    -------------    -------------
Net sales                                                    $      43,494    $      44,619    $      30,355
Cost of goods sold                                                  21,957           21,839           15,397
                                                             -------------    -------------    -------------
Gross profit                                                        21,537           22,780           14,958
                                                             -------------    -------------    -------------
Operating expenses                                                  12,959           13,501            9,101
Occupancy expenses                                                   2,638            2,721            2,709
Advertising expenses                                                 1,583            1,404            1,437
Depreciation and amortization                                          906              902              696
Interest expense                                                     1,124            1,042              321
Interest income                                                        (36)             (80)            (105)
                                                             -------------    -------------    -------------
Total expenses                                                      19,174           19,490           14,159
                                                             -------------    -------------    -------------
Income from continuing operations before
  income taxes                                                       2,363            3,290              799
Income tax expense                                                     812            1,300              408
                                                             -------------    -------------    -------------
Income from continuing operations                                    1,551            1,990              391
                                                             -------------    -------------    -------------
Discontinued operations:
   Loss from discontinued operations, net of tax
     benefits of $416, $202, and $--                                  (794)            (323)              --
   Loss on disposal of discontinued operations, net
     of tax benefit of $1,515, $--, and $--                         (2,893)              --               --
                                                             -------------    -------------    -------------
Loss from discontinued operations                                   (3,687)            (323)              --
                                                             -------------    -------------    -------------
Net income (loss)                                                   (2,136)           1,667              391
Accretion of preferred stock                                          (303)            (261)              --
Retirement of preferred stock                                           --              115               --
                                                             -------------    -------------    -------------
Net income (loss) attributable to common shareholders        $      (2,439)   $       1,521    $         391
                                                             =============    =============    =============
Weighted average number of common shares outstanding
      Basic                                                          6,107            5,823            5,579
      Diluted                                                        6,290            6,002            5,758
Basic net income (loss) per common share
    Income from continuing operations                        $         .20    $         .32    $         .07
    Loss from discontinued operations                                 (.60)            (.06)              --
    Net income (loss)                                        $        (.40)   $         .26    $         .07
Diluted net income (loss) per common share
    Income from continuing operations                        $         .20    $         .30    $         .07
    Loss from discontinued operations                                 (.59)            (.05)              --
    Net income (loss)                                        $        (.39)   $         .25    $         .07


                   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)

                                                                         Retained
                                         Common Stock     Additional     Earnings
                                        ---------------    Paid-in     (Accumulated    Treasury
                                        Shares   Amount    Capital       Deficit)        Stock       Total
                                        ------   ------   ----------   ------------    ---------    --------
Balance as of September 30, 1998         5,736   $   57   $    8,666   $        139    $  (1,396)   $  7,466
Issuance of common stock                   205        2          261             --           --         263
Net income                                  --       --           --            391           --         391
                                        ------   ------   ----------   ------------    ---------    --------
Balance as of September 30, 1999         5,941       59        8,927            530       (1,396)      8,120
Issuance of common stock                   297        3          361             --           --         364
Net income                                  --       --           --          1,667           --       1,667
Accretion of preferred stock                --       --           --           (261)          --        (261)
Retirement of preferred stock               --       --           --            115           --         115
                                        ------   ------   ----------   ------------    ---------    --------
Balance as of September 30, 2000         6,238       62        9,288          2,051       (1,396)     10,005
Issuance of common stock                   260        3          322             --           --         325
Net loss                                    --       --           --         (2,136)          --      (2,136)
Accretion of preferred stock                --       --           --           (303)          --        (303)
                                        ------   ------   ----------   ------------    ---------    --------
Balance as of September 30, 2001         6,498   $   65   $    9,610   $       (388)   $  (1,396)   $  7,891
                                        ======   ======   ==========   ============    =========    ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                              Year Ended       Year Ended       Year Ended
                                                                             September 30,    September 30,    September 30,
                                                                                 2001             2000             1999
                                                                             -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                         $      (2,136)   $       1,667    $         391
   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
       Loss from discontinued operations (net of tax)                                  794              323               --
       Loss on disposal of discontinued operations (net of tax)                      2,893               --               --
       Depreciation and amortization                                                   906              902              696
       Gains on property sales                                                          --               --              (21)
       Deferred income taxes                                                            61             (460)             291
       Stock compensation                                                              140              124              116
       (Increase) decrease (net of effects from acquisition) in:
            Accounts receivable                                                       (183)            (196)              94
            Inventories                                                               (199)            (993)            (895)
            Income taxes receivable                                                 (1,180)              --               --
            Prepaid expenses and other assets                                            7             (227)             (22)
       Increase (decrease) (net of effects from acquisition) in:
            Accounts payable                                                        (1,074)             (75)              36
            Accrued expenses                                                          (138)             532              379
            Income taxes payable                                                    (1,518)           1,439               79
            Deferred rent payable                                                     (127)             (57)              20
                                                                             -------------    -------------    -------------
     Net cash flows provided by (used for) operating activities                     (1,754)           2,979            1,164
                                                                             -------------    -------------    -------------

Cash flows from investing activities:
     Additions to property and equipment                                              (458)          (1,791)          (1,333)
     Acquisition of Cornelius Nurseries                                                 --               --           (9,051)
     Proceeds from property sales                                                       --               --              457
                                                                             -------------    -------------    -------------

     Net cash flows used for investing activities                                     (458)          (1,791)          (9,927)
                                                                             -------------    -------------    -------------

                              Continued on Page F-6

                   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                             (amounts in thousands)

                                                                              Year Ended       Year Ended       Year Ended
                                                                             September 30,    September 30,    September 30,
Cash flows from financing activities:                                            2001             2000             1999
                                                                             -------------    -------------    -------------
     Proceeds from issuance of common stock                                            185              240              147
     Proceeds from issuance of long-term debt                                        3,769            3,138            6,522
     Net borrowings (repayments) under revolving line of credit                        675             (408)             463
     Repayments of long-term debt                                                   (4,716)          (2,114)            (197)
     Lease payments under capital lease                                               (100)            (160)            (146)
     Bank overdraft                                                                     --               --              483
     Payment of debt issuance costs                                                     --              (70)             (96)
     Retirement of preferred stock                                                      --             (159)              --
                                                                             -------------    -------------    -------------
     Net cash flows provided by (used for) financing activities                       (187)             467            7,176
                                                                             -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents from continuing
     operations                                                                     (2,399)           1,655           (1,587)
                                                                             -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents from discontinued
     operations                                                                      2,265           (1,304)              --
                                                                             -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                                  (134)             351           (1,587)
                                                                             -------------    -------------    -------------
Cash and cash equivalents at beginning of year                                         413               62            1,649
                                                                             -------------    -------------    -------------

Cash and cash equivalents at end of year                                     $         279    $         413    $          62
                                                                             =============    =============    =============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                                $       1,124    $       1,043    $         321
     Income taxes                                                            $       1,518               --               72

In 1999 the Company issued non-dividend preferred stock with mandatory redemption provisions with a fair value of $1,890, and assumed accounts payable of $845, in exchange for certain assets relating to the Cornelius Acquisition.

In 2000 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $159. The redeemed Preferred Stock had a redemption value of $580 and a carrying amount of $274. In 2001 and 2000 the carrying amount of the Preferred Stock was accreted by $303 and $261, respectively to a carrying amount of $2,180 and $1,877 at September 30, 2001 and 2000, respectively.

                   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Calloway's Nursery, Inc. and Subsidiaries (the "Company") has been engaged in the retail, and wholesale and growing segments of the nursery business. The Company opened its first three retail stores in 1987.

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

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment (see Note
21). The Company has three wholly owned subsidiaries:

         Calloway's Nursery of Texas, Inc. -- operates the Company's Calloway's retail stores in the Dallas-Fort Worth area.

         Miller Plant Farms, Inc. - is the Company's growing facility near Tyler, Texas.

         Cornelius Nurseries, Inc. -- operates three Cornelius retail stores in the Houston market, and the growing operation near Houston.

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

Accounts receivable - The Company's accounts receivable are primarily related to credit card transactions. The Company's retail Stores accept MasterCard, VISA, American Express and Discover. No allowance for doubtful accounts is considered necessary since substantially all amounts are collected within five business days.

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

         Leasehold improvements                   Term of lease
         Land improvements                        15 years
         Buildings                                33 years
         Furniture and fixtures                   5 years
         Vehicles                                 3 years

The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

Net income (loss) per share - Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the entity.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The amount of the valuation allowance related to deferred tax assets at September 30, 2001 and 2000 has been estimated based on the weight of available evidence at September 30, 2001 and 2000. Such estimate could change in the future based on the occurrence of one or more future events.

Fair Value of Financial Instruments - The carrying values of the Company's financial instruments, other than long-term debt, approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 2001 and 2000.

Reclassifications - Certain amounts for 1999 and 2000 have been reclassified to conform to the 2001 presentation of the Discontinued Operations.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superceded by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001.

The Company is required to adopt, and has adopted, the provisions of Statement 141 immediately. Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt Statement 142 as of October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will also require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassification in order to conform to the new criteria in Statement 141 for recognition apart from goodwill.

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

As of October 1, 2002 the Company expects to have unamortized goodwill in the amount of $632,000 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $108,000 for the fiscal year ended September 30, 2001. Because of the extensive effort that will be needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2001 the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company is required to adopt Statement 144 as of October 1, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (amounts in thousands):

                                          September 30,    September 30,
                                              2001             2000
                                          -------------    -------------
              Money market fund           $           2    $           1
              Demand deposit accounts               246              376
              Petty cash                             31               36
                                          -------------    -------------
                                          $         279    $         413
                                          =============    =============

NOTE 4 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                  September 30,   September 30,
                                                      2001            2000
                                                  -------------   -------------
                        Finished goods            $       3,921   $       4,757
                        Work in process                   1,884           1,021
                        Supplies                            237              65
                                                  -------------   -------------
                                                  $       6,042   $       5,843
                                                  =============   =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                          September 30,    September 30,
                                              2001             2000
                                          -------------    -------------
Land                                      $       7,028    $       7,159
Land improvements                                 1,012            1,005
Leasehold improvements                            1,138            1,121
Buildings                                         5,463            5,412
Furniture, fixtures and equipment                 3,208            2,625
Vehicles                                            575              569
Construction in Process                              --               14
Less: accumulated depreciation and
  amortization                                   (4,536)          (3,677)
                                          -------------    -------------
                                          $      13,888    $      14,228
                                          =============    =============

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following (amounts in thousands):

                                              September 30,   September 30,
                                                  2001            2000
                                              -------------   -------------
Accrued salaries and related taxes and
expenses                                      $         910   $         631
Accrued bonuses                                          20             324
Accrued property taxes                                  429             549
Accrued sales and use taxes                             175             168
                                              -------------   -------------
                                              $       1,534   $       1,672
                                              =============   =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

The Company entered into a $5,000,000 revolving line of credit arrangement with a bank that matures on May 31, 2002 and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement sources available to meet the Company's seasonal working capital needs. At September 30, 2001 and 2000 the outstanding balances were $730,000 and $55,000, respectively, and the unused available credit was $4,270,000 and $4,945,000, respectively. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 5.5% at September 30, 2001.

Long-term debt consists of the following (amounts in thousands):


                                                                                                                          Monthly
                                                                                                                          Payment
                                      September 30,   September 30,                                                     (Principal
            Description                   2001             2000          Matures        Interest Rate     Collateral   and Interest)
            -----------               -------------   -------------   --------------   ----------------   -----------  -------------
1.  Term loan, financial institution  $       1,053   $       4,625   September 2004    Variable (7.0)%   Real estate       $12
2.  Term loan, financial institution            359             409   December 2006     Variable (9.5)%   Real estate         7
3.  Term loan, financial institution            853             889    August 2012     Variable (9.125)%  Real estate        10
4.  Term loan, financial institution            241             270     July 2007      Variable (7.75)%   Real estate         5
5.  Term loan, financial institution            939           1,003    October 2003     Variable (7.0)%   Real estate        13
6.  Term loan, financial institution            972           1,008     March 2015        Fixed 8.5%      Real estate        10
7.  Term loan, financial institution          1,157           1,199     April 2015        Fixed 8.5%      Real estate        12
8.  Term loan, financial institution          1,176             750   November 2020       Fixed 10.0%     Real estate        12
9.  Term loan, financial institution          2,492              --   December 2015       Fixed 8.5%      Real estate       $25
Capital lease                                    --             100   September 2001         N/A
Other                                           136             172
                                      -------------   -------------
   Totals                                     9,378          10,425
   Less: amounts due within one year           (732)           (555)
                                      -------------   -------------
                                      $       8,646   $       9,870
                                      =============   =============

At September 30, 2000 the term loan described in (1) in the above table included amounts related to discontinued operations for 2000, which were refinanced in 2001.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt are as follows (amounts in thousands):

              Year Ending September 30,
                   2002                         $   732
                   2003                             696
                   2004                           1,405
                   2005                           1,965
                   2006                             704
                   Thereafter                     3,876
                                                -------
                                                $ 9,378
                                                =======

At September 30, 2001 the Company was in compliance with all of its loan covenants.

NOTE 8 - INCOME TAXES

Total income taxes for the years ended September 30, 2001, 2000 and 1999 were allocated as follows:

                                          Year Ended       Year Ended       Year Ended
                                         September 30,    September 30,    September 30,
                                             2001             2000             1999
                                         -------------    -------------    -------------
Income from continuing operations        $         812    $       1,300    $         408
Discontinued operations                         (1,931)            (202)              --
                                         -------------    -------------    -------------
                                         $      (1,119)   $       1,098    $         408
                                         =============    =============    =============

Components of income tax expense (benefit) attributable to continuing operations consist of the following (amounts in thousands):

                                     Year Ended       Year Ended       Year Ended
                                    September 30,    September 30,    September 30,
                                        2001             2000             1999
                                    -------------    -------------    -------------
Current expense
     Federal                        $         751   $       1,495    $           8
     State                                     --             265              109
                                    -------------   -------------    -------------
     Total current                            751           1,760              117
                                    -------------   -------------    -------------

Deferred expense (benefit):
     Federal                                   61            (460)             291
                                    -------------   -------------    -------------
     Total deferred                            61            (460)             291
                                    -------------   -------------    -------------
Total expense                       $         812   $       1,300    $         408
                                    =============   =============    =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the Company's effective tax rate and the federal statutory tax rate of 34%, as applied to income from continuing operations before income taxes, for the fiscal years ended September 30, 2001, 2000 and 1999 are as follows (amounts in thousands):


                                            Year Ended       Year Ended       Year Ended
                                           September 30,    September 30,    September 30,
                                               2001             2000             1999
                                           -------------    -------------    -------------
Income tax expense at statutory rate       $         803    $       1,119    $         272
State income tax, net of federal benefit              --              175               72
Amortization of goodwill                              37               37               37
Other, net                                           (28)             (31)              27
                                           -------------    -------------    -------------
Total income tax expense                   $         812    $       1,300    $         408
                                           =============    =============    =============
Effective tax rate                                  34.4%            39.5%            51.1%

Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 and 2000 are as follows (amounts in thousands):

                                                        September 30,    September 30,
                                                            2001              2000
                                                        -------------    -------------
Deferred tax liabilities:
     Basis difference in inventories                    $          --    $        (118)
     Gain on disposal of assets                                  (187)              --
                                                        -------------    -------------
     Total deferred tax liabilities                              (187)            (118)
                                                        -------------    -------------
Deferred tax assets:
     Deferred rent                                                353              390
     State net operating loss carryforward                         66               --
     Inventory capitalization                                      55               --
     Assets marked to market                                      203              203
     Basis difference in property and equipment                   679              755
                                                        -------------    -------------
     Total deferred tax assets                                  1,356            1,348
                                                        -------------    -------------
Net deferred tax asset                                  $       1,169    $       1,230
                                                        =============    =============

Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 2001, 2000 and 1999. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered includes the Company's history of income from continuing operations before income taxes, and the availability of its existing net operating loss carryforwards. At September 30, 2001 the Company has net operating loss carryforwards of approximately $178,000 for state income tax purposes.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' EQUITY

During 2001, 2000 and 1999, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 12) and upon the exercise of stock options (see Note 11), receiving proceeds as follows (amounts in thousands):

                                      Year Ended      Year Ended      Year Ended
                                     September 30,   September 30,   September 30,
                                         2001            2000            1999
                                     -------------   -------------   -------------
Number of shares issued                        260             297             205

Proceeds                             $         185   $         240   $         147
Compensation expense                           140             124             116
                                     -------------   -------------   -------------
                                     $         325   $         364   $         263
                                     =============   =============   =============

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

NOTE 11 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 2,267,000 shares of common stock have been reserved for issuance under the Company's stock option plans, including 302,000 shares in connection with the Company's 2000 Stock Option Plan that was approved in fiscal 2001.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As permitted by SFAS 123, the Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans, as the exercise price equals the stock price on the date of grant. Had compensation expense been determined for stock options granted based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income (loss) and diluted net income (loss) per share for 2001, 2000 and 1999 would approximate the amounts below (amounts in thousands, except per share amounts):

                                        Year Ended      Year Ended      Year Ended
                                       September 30,   September 30,   September 30,
                                           2001            2000            1999
                                       -------------   -------------   -------------
         Net income (loss)             $      (2,292)  $       1,667   $         326
         Net income (loss) per share   $        (.41)  $         .25   $         .06

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option-pricing model with the following assumptions:

                                              Year Ended      Year Ended      Year Ended
                                             September 30,   September 30,   September 30,
                                                 2001            2000            1999
                                             -------------   -------------   -------------
         Weighted average expected life
            (years)                                     10             N/A              10
         Expected volatility                         90.75%             --           88.21%
         Expected dividends                           None              --            None
         Risk free interest rate                      5.68%             --            5.88%
         Weighted average fair value of
            options granted                  $      1.2763             N/A   $      1.0174

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes activity in the stock option plans for the three years ended September 30, 2001:

                                                                                  Weighted
                                                                                  Average
                                                                                  Exercise
                                                                  Shares           Price
                                                               -------------     ----------
        September 30, 1998                                           921,500     $    1.075
             Granted                                                  64,000          1.156
             Exercised                                                   400          1.000
             Forfeited                                                    --             --
             Expired                                                      --             --
                                                               -------------     ----------
        September 30, 1999                                           985,100         1.0806
             Granted                                                      --             --
             Exercised                                                    --             --
             Forfeited                                                31,400         1.0645
             Expired                                                      --             --
                                                               -------------     ----------
        September 30, 2000                                           953,700         1.0800
             Granted                                                 122,000         1.4380
             Exercised                                                 3,500         1.0000
             Forfeited                                                 4,300         1.1163
             Expired                                                      --             --
                                                               -------------     ----------
        September 30, 2001                                         1,067,900     $   1.1221
                                                               =============     ==========

             Exercisable, September 30, 2001                       1,027,900     $   1.1220

The following table summarizes information regarding stock options outstanding at September 30, 2001:

                                     Weighted   Weighted               Weighted
                                      Average    Average                Average
   Range of Exercise     Options     Remaining  Exercise    Options    Exercise
   Prices              Outstanding     Life      Prices   Exercisable   Prices
   -----------------   -----------   ---------  --------  -----------  --------
   $0.875 to $1.188        938,900         4.6  $ 1.0438      930,900  $ 1.0428
   $1.189 to $6.125        129,000         8.6    1.6923       97,000    1.7762
                       -----------   ---------  --------  -----------  --------
                         1,067,900         5.1  $ 1.1221    1,027,900  $ 1.1120
                       ===========   =========  ========  ===========  ========

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK PURCHASE PLAN

In 1992, the Company's Board of Directors and shareholders adopted a Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is designed to provide employees and directors with the opportunity to acquire an ownership interest in the Company and thereby provide those who will be responsible for the continued growth of the Company with a more direct concern about its welfare and a common interest with the Company's other shareholders. The Stock Purchase Plan is not subject to the Employee Retirement Income Security Act of 1974.

All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all independent members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 2001, 2000 and 1999 were $140,000, $124,000 and $116,000, respectively.

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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company has entered into indemnity agreements with two officers of the Company that provide additional indemnification for all liabilities and expenses in respect of certain lease obligations of the Company that have been personally guaranteed by such officers. If the Company fails to indemnify either of the officers as required in the indemnity agreement or if either of these officers are terminated for any reason as an employee of the Company, the Company will provide the terminated officer with one or more bank letters of credit to cover an aggregate of $4,000,000 of such liability; however, the Company shall not be obligated to provide letters of credit aggregating more than $4,000,000 to these two officers.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2001 the Company leased twelve retail stores under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

Future minimum lease payments under noncancellable operating leases as of September 30, 2001 are as follows (amounts in thousands):


              Year Ending September 30,
                2002                              $ 2,000
                2003                                1,645
                2004                                1,630
                2005                                1,187
                2006                                1,001
                Thereafter                          2,322
                                                  -------
                                                  $ 9,785
                                                  =======

Rental expense for operating leases during the fiscal years ended September 30, 2001, 2000 and 1999 was approximately $2.1 million, $2.1 million, and $2.2 million, respectively.

There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - NET INCOME (LOSS) PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

                                             Year Ended      Year Ended      Year Ended
                                            September 30,   September 30,   September 30,
                                                2001            2000            1999
                                            -------------   -------------   -------------
Net income (loss)                           $      (2,136)  $       1,667   $         391
Accretion of preferred stock                         (303)           (261)             --
Retirement of preferred stock                          --             115              --
                                            -------------   -------------   -------------
Net income (loss) attributable to
   common shareholders                      $      (2,439)  $       1,521   $         391
                                            =============   =============   =============
Weighted average shares outstanding
   - basic                                          6,107           5,823           5,579
Effective of dilutive securities:
   Assumed exercise of stock options                  183             179             179
                                            -------------   -------------   -------------
Weighted average shares outstanding
   - diluted                                        6,290           6,002           5,758
                                            =============   =============   =============
Net income (loss) per share:
   Basic                                    $        (.40)  $         .26   $         .07
   Diluted                                  $        (.39)  $         .25   $         .07


For the years ended September 30, 2001 and 2000, 129,000 and 7,000 options respectively, were excluded from the diluted EPS computation because they would have been antidilutive.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY DATA (UNAUDITED)

Amounts (except share data) are expressed in thousands:

                                        FIRST QUARTER         SECOND QUARTER          THIRD QUARTER           FOURTH QUARTER
                                     -------------------   --------------------    --------------------    --------------------
                                       2001       2000       2001        2000        2001        2000        2001        2000
                                     --------   --------   --------    --------    --------    --------    --------    --------
Net Sales                            $  9,912   $ 10,882   $  7,423    $  9,454    $ 20,251    $ 17,940    $  5,908    $  6,343
Gross Profit                            4,684      5,096      3,564       4,572      10,760       9,903       2,529       3,209
Income (loss) from continuing
 operations                              (178)        31       (618)         86       3,319       2,688        (972)       (815)
Net income (loss)                    $   (231)  $   (227)  $   (605)   $   (120)   $   (315)   $  3,231    $   (985)   $ (1,217)
Income (loss) per share
     Basic
         Continuing operations       $   (.04)  $    .01   $   (.11)   $     --    $    .53    $    .45    $   (.17)   $   (.15)
         Discontinued operations         (.01)      (.04)        --        (.03)       (.59)        .09          --        (.07)
                                         (.05)      (.03)      (.11)       (.03)       (.06)        .54        (.17)       (.22)
     Diluted
         Continuing operations           (.04)      (.01)      (.11)         --         .53         .43        (.17)       (.15)
         Discontinued operations         (.01)      (.04)        --        (.03)       (.59)        .09          --        (.07)
                                     $   (.05)  $   (.03)  $    (.11)  $   (.03)   $   (.06)        .52    $   (.17)   $   (.22)

In the third quarter of 2001 the Company recorded a loss from discontinued operations of $3,674,000 (see Note 21).

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

The Preferred Stock was recorded at its estimated fair value of approximately $1,890,000. The carrying amount of the Preferred Stock will be accreted at each balance sheet date to its redemption amount using the interest method. The resulting increase in the carrying amount of the Preferred Stock will reduce net income attributable to common shareholders or increase net loss attributable to common shareholders.

In October 1999 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SEGMENT INFORMATION

Through June 2001 the Company had two reportable segments: (i) retail, and (ii) wholesale and growing. On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment. Accordingly, the following segment information reflects the aforementioned two segments, as well as elimination of the wholesale operations from Consolidated Sales, Income from Continuing Operations before Income Taxes, Total Assets, Interest Income, Interest Expense and Depreciation and Amortization Expense. For future periods, the Company will have two reportable segments as follows: (i) retail, and (ii) growing.

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

Likewise, the Company aggregates its two growing operations. These operations are distinguished from the retail segment, but are similar to each other, in the way they are managed, in the type of customer they serve, in the methods they use to produce and ship their products, in the product lines they carry, and in the way they market their products. For example, the growing segment operations sell plants to the Company's retail stores, and ship goods via truck to the retail stores.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies (see Note 2). Management evaluates a segment's performance based upon income before income taxes. Intersegment sales or transfers are recorded based upon prevailing market prices.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a tabulation of business segment information for each of the past three years. Intersegment elimination information is included to reconcile segment data to the consolidated financial statements. Amounts are in thousands:

                                                           Year Ended       Year Ended       Year Ended
                                                          September 30,    September 30,    September 30,
                                                              2001             2000             1999
                                                          -------------    -------------    -------------
REVENUES
   From external customers
     Retail                                               $      43,385    $      44,523    $      30,305
     Growing                                                        109               96               50
                                                          -------------    -------------    -------------
       Totals                                                    43,494           44,619    $      30,355
                                                          -------------    -------------    -------------
   From other operating segments
     Retail                                                          --               --               --
     Growing                                                      1,944            1,887            1,510
                                                          -------------    -------------    -------------
       Totals                                                     1,944            1,887            1,510
                                                          -------------    -------------    -------------
Intersegment Eliminations                                        (1,944)          (1,887)          (1,510)
                                                          -------------    -------------    -------------
Total consolidated net sales                              $      43,494    $      44,619    $      30,355
                                                          =============    =============    =============

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
     Retail                                               $       2,113    $       2,984    $         670
     Growing                                                        250              306              129
                                                          -------------    -------------    -------------
Total consolidated income from continuing
   operations before income taxes
                                                          $       2,363    $       3,290    $         799
                                                          =============    =============    =============

TOTAL ASSETS
     Retail                                               $      21,973    $      22,292    $      19,854
     Growing                                                      2,441            1,141              967
                                                          -------------    -------------    -------------
       Totals                                             $      24,414    $      23,433    $      20,821
                                                          =============    =============    =============

INTEREST INCOME
     Retail                                               $          36    $          80    $         105
     Growing                                                         --               --               --
                                                          -------------    -------------    -------------
       Totals                                             $          36    $          80    $         105
                                                          =============    =============    =============

INTEREST EXPENSE
   Retail                                                 $       1,023    $         992    $         304
   Growing                                                          101               50               17
                                                          -------------    -------------    -------------
       Totals                                             $       1,124    $       1,042    $         321
                                                          =============    =============    =============

DEPRECIATION AND AMORTIZATION EXPENSE
   Retail                                                 $         891    $         887    $         688
   Growing                                                           15               15                8
                                                          -------------    -------------    -------------
       Totals                                             $         906    $         902    $         696
                                                          =============    =============    =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - DISCONTINUED OPERATIONS

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company plans to exit its wholesale operations by the end of December 2001. Specifically, the Company ceased in an orderly fashion production and marketing of plants and related products grown or purchased for sale to wholesale customers, including other nursery retailers and landscape contractors. The wholesale operation included the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company will exclusively grow plants for sale at its retail stores. The adopted disposal plan includes: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

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

The Company recorded a loss on disposal of discontinued operations of approximately $2.9 million (net of income taxes) in the fiscal year ended September 30, 2001 to cover the expected cash and non-cash costs of the discontinued operations. The loss includes the write down to estimated net realizable value of the investment in facilities and equipment, inventory, and accounts receivable, as well as the accrual of anticipated operating losses during the period after the date the disposal plan was adopted, through the date the disposition is completed.

Prior to this decision, the Company grew plants for sale to external customers in addition to plants grown for sale in its retail stores. The Company intends to grow a greater amount of plants that are solely for sale in its retail stores.

The sale of the WLD operations was completed in October 2001 and indebtedness related to the WLD real property was paid off. The Turkey Creek Farms wholesale inventory has proceeded since August 2001, and is expected to be completely sold or otherwise disposed of by the end of December 2001.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):

                                                     September 30,   September 30,
                                                         2001             2000
                                                     -------------   -------------
Cash                                                 $          41   $          --
Accounts receivable                                            717             818
Inventories                                                  1,458           6,089
Property and equipment                                         631              --
                                                     -------------   -------------
Current assets of discontinued operations            $       2,847   $       6,907
                                                     =============   =============

Noncurrent assets of discontinued operations         $          --   $         637
                                                     =============   =============

Accounts payable                                     $         693   $         799
Accrued expenses                                               495             250
Current portion of long-term debt                            1,116              --
                                                     -------------   -------------
Current liabilities of discontinued operations       $       2,304   $       1,049
                                                     =============   =============

The property and equipment of the discontinued wholesale operations is classified as a current asset at September 30, 2001 since it was sold in October 2001. In addition, the debt related to such property is also classified as current at September 30, 2001 since it was paid off in October 2001 with the proceeds from the sale.

Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):

                                                              Year ended       Year ended
                                                             September 30,    September 30,
                                                                 2001              2000
                                                             -------------    -------------
Sales                                                        $       7,414    $       7,886
Cost of goods sold                                                   6,485            5,395
                                                             -------------    -------------
Gross profit                                                           929            2,491
Expenses                                                             2,139            3,016
                                                             -------------    -------------
Loss from discontinued operations before income taxes
                                                                    (1,210)            (525)
Income tax benefit                                                    (416)            (202)
                                                             -------------    -------------
Loss from discontinued operations                            $        (794)   $        (323)
                                                             =============    =============

The Company recorded a loss on disposal of discontinued operations (net of income tax) of $2,893,000 for the fiscal year ended September 30, 2001. The loss included the expected loss on the disposal of the Turkey Creek Farms wholesale inventory, partially offset by expected gains on the sale of property and equipment and other assets, and estimated income tax benefits of $1,515,000.

                            CALLOWAY'S NURSERY, INC.
                           Annual Report on Form 10-K
                      Fiscal Year Ended September 30, 2001

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION
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

(4)    (a)    Specimen Stock Certificate. (Exhibit (4)(a)(1)
       (b)    Form of Shareholder Rights Plan. (Exhibit (4)(b)(1)

(10)   (a)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and James C. Estill. (Exhibit (10)(a))(1)
       (b)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John T. Cosby. (Exhibit (10)(b))(1)
       (c)    Form of Employment Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(c))(1)
       (d)    Left blank intentionally.
       (e)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of James C. Estill and John T. Cosby. (Exhibit
              (10)(g))(1)
       (f)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and John S. Peters. (Exhibit (10)(h))(1)
       (g)    Form of Indemnity Agreement dated July 3, 1991 between the
              Registrant and each of Robert E. Glaze and Dr. Stanley Block.
             (Exhibit (10)(i))(1)
       (h)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated July 2, 1996. (Exhibit (10)(m))(2)
       (i)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated July 2, 1996. (Exhibit (10)(n))(2)
       (j)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated July 2, 1996. (Exhibit (10)(o))(2)
       (k)    Employment Agreement between the Registrant and
              C. Sterling Cornelius dated September 21, 1999.(9)
       (l)    Extension of Employment Agreement between the Registrant and
              James C. Estill dated May 9, 2001. (Exhibit (10)(p))(3)
       (m)    Extension of Employment Agreement between the Registrant and
              John T. Cosby dated May 9, 2001. (Exhibit (10)(q))(3)
       (n)    Extension of Employment Agreement between the Registrant and
              John S. Peters dated May 9, 2001. (Exhibit (10)(r))(3)
       (o)    Calloway's Nursery, Inc. Vice President of Merchandising Profit
              Improvement Bonus Plan for the Fiscal Year Ending September 30,
              2002. (Exhibit (10)(s))(3)
       (p)    Calloway's Nursery, Inc. Profit Improvement Bonus Plan for the
              Fiscal Year Ending September 30, 2002. (Exhibit (10)(t))(3)
       (q)    Calloway's Nursery, Inc. Monthly Sales Gain Bonus Plan for the
              Fiscal Year Ending September 30, 2002. (Exhibit (10)(u))(3)


(21)   (a)    Subsidiaries of the Registrant.(3)

(23)   (d)    Consent of KPMG LLP.(3)

(99)   (a)    Calloway's Nursery, Inc. Stock Purchase Plan. (Exhibit (28))(4)
(99)   (b)    Calloway's Nursery, Inc. 1991 Stock Option Plan. (Exhibit
              (10)(d))(1)

(99)   (c)    Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
              Directors. (Exhibit (99)(c))(5)
(99)   (d)    Calloway's Nursery, Inc. 1997 Stock Option Plan. (Exhibit A)(6)
(99)   (e)    Calloway's Nursery, Inc. 1998 Stock Option Plan. (Exhibit A)(7)
(99)   (f)    Calloway's Nursery, Inc. 1999 Stock Option Plan. Exhibit A)(8)
(99)   (g)    Cornelius Nurseries, Inc. and Turkey Creek Farms, Inc. Combined
              Financial Statements as of and for the years ended September 30,
              1998 and 1997. (Exhibit 99.1)(9)
(99)   (h)    Calloway's Nursery, Inc. and Subsidiaries Unaudited Pro Forma
              Condensed Financial Information as of June 30, 1999 and for the
              nine month period ended June 30, 1999 and for the year ended
              September 30, 1998. (Exhibit 99.2)(8)
(99)   (i)    Calloway's Nursery, Inc. 2000 Stock Option Plan.(10)
(99)   (j)    Form of Calloway's Nursery, Inc. 2001 Stock Option Plan.(3)
(99)   (k)    Calloway's Nursery, Inc. 1996 Stock Option Plan. (Exhibit A)(11)

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

(10) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

(11) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.