Form 10-Q
period 2001-12-31
CALLOWAYS NURSERY INC
filed 2002-02-14
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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

                                YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding as
                    Title                                   of February 14, 2002
                    -----                                   ---------------------

   Common Stock, par value $.01 per share                         6,345,077

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                            PAGE

FORWARD-LOOKING STATEMENTS OR INFORMATION                                                                    3

PART I - FINANCIAL INFORMATION

ITEM 1

   Index to Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets                                                                     4

   Condensed Consolidated Statements of Operations                                                           5

   Condensed Consolidated Statements of Cash Flows                                                           6

   Notes to Condensed Consolidated Financial Statements                                                      7

ITEM 2

   Management's Discussion and Analysis of Financial Condition and Results of Operations                    10

ITEM 3

   Quantitative and Qualitative Disclosures about Market Risk                                               16

PART II - OTHER INFORMATION

   Items 1-6                                                                                                16

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      ASSETS

                                                                 DECEMBER 31,      SEPTEMBER 30,     DECEMBER 31,
                                                                     2001              2001              2000
                                                                 ------------      ------------      ------------
Cash and cash equivalents                                        $      2,534      $        279      $        204
Accounts receivable                                                       125               433               213
Inventories                                                             4,293             6,042             4,949
Prepaids and other assets                                                 197               230               187
Deferred income taxes, current                                            298                55                --
Income taxes receivable                                                 1,180             1,180                --
Current assets of discontinued operations                                 262             2,847             7,377
                                                                 ------------      ------------      ------------
     Total current assets                                               8,889            11,066            12,930
Property and equipment, net                                            13,714            13,888            14,210
Goodwill, net                                                             713               740               821
Deferred income taxes                                                   1,301             1,301             1,406
Other assets                                                              258               266               260
Noncurrent assets of discontinued operations                               --                --               637
                                                                 ------------      ------------      ------------
       Total assets                                              $     24,875      $     27,261      $     30,264
                                                                 ============      ============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                 $      2,770      $      2,128      $      3,116
Accrued expenses                                                        1,680             1,534             1,916
Income taxes payable                                                       --                --               269
Notes payable, current                                                     28               730               543
Current portion of long-term debt                                         564               732               708
Deferred income taxes, current                                            187               187                59
Current liabilities of discontinued operations                            289             2,304               800
                                                                 ------------      ------------      ------------
     Total current liabilities                                          5,518             7,615             7,411
Deferred rent payable                                                     901               929             1,005
Long-term debt, net of current portion                                  8,708             8,646            10,106
                                                                 ------------      ------------      ------------
     Total liabilities                                                 15,127            17,190            18,522
                                                                 ------------      ------------      ------------
Commitments and contingencies
Non-voting preferred stock, with mandatory redemption
   provisions                                                           2,258             2,180             1,949
Shareholders' equity:
   Voting convertible preferred stock                                      --                --                --
   Preferred stock                                                         --                --                --
   Common stock                                                            66                65                62
   Additional paid-in capital                                           9,686             9,610             9,379
   Retained earnings (accumulated deficit)                               (866)             (388)            1,748
                                                                 ------------      ------------      ------------
                                                                        8,886             9,287            11,189
   Less: Treasury stock, at cost                                       (1,396)           (1,396)           (1,396)
                                                                 ------------      ------------      ------------
     Total shareholders' equity                                         7,490             7,891             9,793
                                                                 ------------      ------------      ------------
       Total liabilities and shareholders'
         equity                                                  $     24,875      $     27,261      $     30,264
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

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
Net sales                                                              $     10,228      $      9,912
Cost of goods sold                                                            5,894             5,228
                                                                       ------------      ------------
Gross profit                                                                  4,334             4,684
                                                                       ------------      ------------

Operating expenses                                                            3,301             3,332
Occupancy expenses                                                              687               685
Advertising expenses                                                            472               446
Depreciation and amortization                                                   236               223
Interest expense                                                                227               262
Interest income                                                                  (3)               (5)
                                                                       ------------      ------------
Total expenses                                                                4,920             4,943
                                                                       ------------      ------------
Loss from continuing operations before income taxes                            (586)             (259)
Income tax benefit                                                             (223)              (81)
                                                                       ------------      ------------
Loss from continuing operations                                                (363)             (178)
Loss from discontinued operations, net of income tax benefit
                                                                                (37)              (53)
                                                                       ------------      ------------
Net loss                                                                       (400)             (231)
Accretion of preferred stock                                                    (78)              (72)
                                                                       ------------      ------------
Net loss attributable to common shareholders                           $       (478)     $       (303)
                                                                       ============      ============

Weighted average number of common shares outstanding - basic and
   diluted                                                                    6,281             6,010

Net loss per common share - basic and diluted
     Loss from continuing operations                                   $       (.07)     $       (.04)
     Loss from discontinued operations                                 $       (.01)     $       (.01)
     Net loss                                                          $       (.08)     $       (.05)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               ----------      ----------
Cash flows from operating activities:
     Net loss                                                                  $     (400)     $     (231)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
       Loss from discontinued operations (net of tax)                                  37              53
       Depreciation and amortization                                                  236             223
       Net change in operating assets and liabilities                               2,615            (245)
                                                                               ----------      ----------

         Net cash provided by (used for) operating activities                       2,488            (200)
                                                                               ----------      ----------

Cash flows from investing activities -
     Additions to property and equipment                                              (35)           (178)
                                                                               ----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            77              91
     Borrowings on debt                                                                --           4,233
     Repayments of debt                                                              (808)         (3,356)
                                                                               ----------      ----------

         Net cash provided by (used for) financing activities                        (731)            968
                                                                               ----------      ----------

Net increase in cash and cash equivalents from continuing operations                1,722             590

Net increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                         533            (799)
                                                                               ----------      ----------
Net increase (decrease) in cash and cash equivalents                                2,255            (209)

Cash and cash equivalents at beginning of period                                      279             413
                                                                               ----------      ----------

Cash and cash equivalents at end of period                                     $    2,534      $      204
                                                                               ==========      ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at December 31, 2001, and the results of operations and cash flows for the three-month periods ended December 31, 2001 and 2000 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 2001 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 2001 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for fiscal 2001 have been reclassified to conform to the fiscal 2002 presentation.

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                    December 31,     September 30,    December 31,
                                        2001             2001             2000
                                    ------------     ------------     ------------
         Finished goods             $      2,052     $      3,921     $      3,673
         Work in process                   1,898            1,884            1,170
         Supplies                            343              237              106
                                    ------------     ------------     ------------
                                    $      4,293     $      6,042     $      4,949
                                    ============     ============     ============

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the three-month periods ended December 31, 2001 and 2000. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                                      Three month       Three month
                                                                      period ended      period ended
                                                                      December 31,      December 31,
                                                                          2001              2000
                                                                      ------------      ------------
     REVENUES
        From external customers
          Retail                                                      $     10,218      $      9,884
          Growing                                                               10                28
                                                                      ------------      ------------
            Totals                                                          10,228             9,912
                                                                      ------------      ------------
        From other operating segments
          Retail                                                                --                --
          Growing                                                              180               108
                                                                      ------------      ------------
            Totals                                                             180               108
     Elimination of intersegment sales                                        (180)             (108)
                                                                      ------------      ------------
     Total consolidated net sales                                     $     10,228      $      9,912
                                                                      ============      ============

     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
          Retail                                                      $       (502)     $       (256)
          Growing                                                              (84)               (3)
                                                                      ------------      ------------
     Total loss from continuing operations before income taxes
                                                                      $       (586)     $       (259)
                                                                      ============      ============

                                                                      December 31,      December 31,
                                                                          2001              2000
                                                                      ------------      ------------
     TOTAL ASSETS
          Retail                                                      $     22,280      $     21,040
          Growing                                                            2,333             1,210
                                                                      ------------      ------------
            Totals                                                    $     24,613      $     22,250
                                                                      ============      ============

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. DISCONTINUED OPERATIONS

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company exited its wholesale operations by the end of December 2001. The wholesale operation included the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company now exclusively grows plants for sale at its retail stores. The adopted disposal plan included: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

The sale of the WLD operations was completed in October 2001 and indebtedness related to the WLD real property was paid off. The Turkey Creek Farms wholesale inventory was completely sold or otherwise disposed of by the end of December 2001.

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):

                                                       December 31,     December 31,
                                                           2001             2000
                                                       ------------     ------------
Cash                                                   $         --     $         57
Accounts receivable                                             262              695
Inventories                                                      --            6,611
Prepaid expenses                                                 --               14
                                                       ------------     ------------
Current assets of discontinued operations              $        262     $      7,377
                                                       ============     ============

Noncurrent assets of discontinued operations           $         --     $        637
                                                       ============     ============

Accounts payable                                       $        230     $        501
Accrued expenses                                                 59              293
Current portion of long-term debt                                --                6
                                                       ------------     ------------
Current liabilities of discontinued operations         $        289     $        800
                                                       ============     ============

Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):

                                                                 Three Months      Three Months
                                                                    Ended             Ended
                                                                 December 31,      December 31,
                                                                     2001              2000
                                                                 ------------      ------------
Sales                                                            $      1,352      $      1,241
Cost of goods sold                                                      1,132               813
                                                                 ------------      ------------
Gross profit                                                              220               428
Expenses                                                                  277               517
                                                                 ------------      ------------
Loss from discontinued operations before income taxes
                                                                          (57)              (89)
Income tax benefit                                                        (20)              (36)
                                                                 ------------      ------------
Loss from discontinued operations                                $        (37)     $        (53)
                                                                 ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In August 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment (see Note 5 to Condensed Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

CONTINUING OPERATIONS

                                                 (Amounts in millions, except per share amounts)
     -------------------------------------------------------------------------------------------
     First quarter highlights (unaudited)                        Fiscal 2002        Fiscal 2001
     ------------------------------------                        ------------       ------------
     Consolidated net sales                                      $       10.2       $        9.9
          Retail segment sales                                           10.2                9.9
          Growing segment sales                                            .2                 .1
          Less: internal sales                                   $        (.2)      $        (.1)
     Sales increase (decrease)                                              3%               (10%)
     Same-store sales increase (decrease)                                   3%               (11%)
     Number of retail stores (end of quarter)                              20                 20
     Gross profit margin                                                   42%                47%
     Loss from continuing operations before income taxes         $        (.6)      $        (.3)
     Net loss per share (basic and diluted)                              (.08)              (.05)

     Cash flows provided by (used for) operations                         2.5                (.2)

     Retail inventories                                                   2.1                3.7
     Growing inventories                                                  2.2                1.3
     Current ratio                                                        1.6                1.7
     Property, plant and equipment (net)                                 13.7               14.2
     Long-term debt (including current portion)                  $        9.3       $       10.8

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Sales increased by 3% in the Company's 20 retail stores; however, larger markdowns were necessary to sell the Christmas inventory during the December 2001 Quarter than during the December 2000 Quarter, resulting in lower Gross Margin.

The Company typically reports a loss during its first fiscal quarter. For the first quarter of fiscal 2002 (the "December 2001 Quarter"), the Loss from Continuing Operations before Income Taxes was somewhat larger than it was for the prior year (the "December 2000 Quarter"). The larger loss was primarily due to lower Gross Margin (Gross Profit divided by Sales), which declined from 47% for the December 2000 Quarter to 42% for the December 2001 Quarter.

Operating Expenses were essentially unchanged at approximately $3.3 million for both the December 2001 Quarter and the December 2000 Quarter.

Advertising Expenses rose 6%, from $446,000 for the December 2000 Quarter to $472,000 for the December 2001 Quarter. The increase was primarily due to an increase in the number of weekends of advertising that the Company paid for in the December 2001 Quarter compared to the December 2000 Quarter.

Occupancy Expenses were essentially unchanged, increasing from $685,000 for the December 2000 Quarter to $687,000 for the December 2001 Quarter.

Depreciation and Amortization Expenses rose 6% from $223,000 for the December 2000 Quarter to $236,000 for the December 2001 Quarter as a result of capital additions completed and placed in service during fiscal 2001.

Interest Expense decreased 13%, from $262,000 for the December 2000 Quarter to $227,000 for the December 2001 Quarter, as the Company used proceeds from the sale of its wholesale operations to reduce debt.

Inventories declined by 13%, from $4.9 million at December 31, 2000 to $4.3 million at December 31, 2001. Retail inventories declined $1.6 million from $3.7 million at December 31, 2000 to $2.1 million at December 31, 2001, while growing inventories rose from $1.3 million at December 31, 2000 to $2.2 million at December 31, 2001. The decrease in Retail inventories was due to clearance of slower-moving merchandise items, including certain Christmas items, while the increase in growing inventories was primarily due to the establishment of the Company's Turkey Creek Farms operation to join Miller Plant Farms as growing operations producing plants exclusively for sale at the Company's retail stores.

DISCONTINUED OPERATIONS

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Sales increased 9%. The WLD operations were sold near the end of October 2001, so that operation only contributed one month of Sales for the December 2001 Quarter; however, that was offset by greater Sales for the Turkey Creek Farms wholesale operation, which liquidated a substantial amount of excess inventory by the end of December 2001.

Gross Profit decreased 49%, as a result of the inventory liquidation sale at Turkey Creek Farms.

Expenses decreased 46%, as a result of the WLD operations being sold near the end of October 2001.

The aforementioned factors caused the Loss before Income Taxes to decrease from $89,000 for the December 2000 Quarter to $57,000 for the December 2001 Quarter.

FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

Cash Flows Provided By Operating Activities were approximately $2,488,000 for the December 2001 Quarter, compared to Cash Flows Used For Operating Activities of approximately $200,000 for the December 2000 Quarter. The improvement occurred despite a larger Loss from Continuing Operations before income taxes because of two major factors:

     o Reduction in Inventories of approximately $1.7 for the December 2001 Quarter compared to a reduction in Inventories of approximately $900,000 for the December 2000 Quarter;

     o No payment of federal income taxes during the December 2001 Quarter due to a net operating loss for fiscal 2001, compared to payment of approximately $1.4 million in federal income tax during the December 2000 Quarter based on taxable income for fiscal 2000.

Cash flows Used For Investing Activities of approximately $35,000 for the December 2001 Quarter compared to $178,000 for the December 2000 Quarter. The Company is limiting the amount of capital expenditures for fiscal 2002 to a greater extent than it did for fiscal 2001.

Cash Flows Used For Financing Activities were $731,000 for the December 2001 Quarter compared to Cash Flows Provided By Financing Activities of $968,000 for the December 2000 Quarter. During the December 2001 Quarter the Company sold or otherwise disposed of substantially all of its wholesale operations, using the proceeds to retire certain long-term debt and repay $702,000 of seasonal borrowings under its line of credit arrangement. By comparison, during the December 2000 Quarter the Company refinanced certain long-term debt, increasing the total amount of indebtedness, and borrowed approximately $488,000 under its revolving line of credit arrangement.

The Company's business is seasonal, and it relies on its revolving line of credit arrangement to provide working capital during seasons of lower sales volumes. Typically, the Company borrows from the revolving line of credit during the quarter ending March 31, and repays those borrowings quickly during the spring selling season included in the quarter ending June 30. Continued availability of funds from the revolving line of credit depends upon the Company's continued compliance with its loan covenants. At December 31, 2001 the Company was in compliance with all of its loan covenants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2001 the Company had the following contractual obligations (amounts in thousands):

                                                                         FISCAL YEAR ENDING SEPTEMBER 30
                                                --------------------------------------------------------------------------------
                                                  2002        2003        2004        2005        2006     Thereafter    Totals
                                                --------    --------    --------    --------    --------   ----------   --------
Long-term debt (including current portion)      $    732    $    696    $  1,405    $  1,965    $    704    $  3,876    $  9,378
Future minimum lease payments under
   noncancellable operating leases                 2,000       1,645       1,630       1,187       1,001       2,322       9,785
Preferred stock with mandatory redemption
   provisions (1)                                     --          --       3,420          --          --          --       3,420
                                                --------    --------    --------    --------    --------    --------    --------
Totals                                          $  2,732    $  2,341    $  6,455    $  3,152    $  1,705    $  6,198    $ 22,583
                                                ========    ========    ========    ========    ========    ========    ========

During the December 2001 Quarter there were no changes to the September 30, 2001 amounts other than scheduled principal payments on long-term debt and scheduled rental payments on operating leases.

(1) Carrying amount of $2,180 as of September 30, 2001.

CRITICAL ACCOUNTING POLICIES

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

Some assets and liabilities by their nature are subject to estimates and assumptions. For the Company, those assets and liabilities include:

     o    Inventories;

     o    Deferred income taxes;

     o    Property and equipment;

     o    Goodwill;

     o    Accrued expenses;

     o Current and noncurrent assets and liabilities of discontinued operations.

Inventories - The Company values its inventories using the lower of cost or market on a first-in, first-out basis. The Company conducts physical inventories three times each year: December, June and September.

The Company's retail inventories turn-over several times each year; therefore, the cost of each inventory item is approximately the same as its current replacement cost. Merchandise that is considered to have declined in quality is marked-down to estimated net realizable value on a regular basis. The physical inventories are taken at retail prices and adjusted to cost using sampling techniques that determine a markup percentage for each merchandise category in each market area.

The Company's growing inventories turn over more slowly than the retail inventories, and items continue to grow and absorb costs until they are sold. At each physical inventory, the accumulated cost of growing inventories is compared to published wholesale prices from competing growers on a gallon-equivalent basis, with allowance for the estimated costs of disposal of such inventories. The growing inventories are then recorded at the lower of cost or market. In addition, merchandise that is considered to have declined in quality is marked-down to estimated net realizable value on a regular basis.

Deferred income taxes - As of December 31, 2001 and 2000, and September 30, 2001 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2001 and September 30, 2001 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted. As described below, during the fiscal year ended September 30, 2001 the Company adopted a formal plan to discontinue certain operations, and included in a loss on disposal of discontinued operations an adjustment of the carrying amount of certain property and equipment to its estimated net realizable value.

Goodwill - The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Management believes that no impairment has occurred.

Accrued expenses - The Company routinely accrues for various costs and expenses for which it has received goods or services, but for which it has not been invoiced. Typically, accrued expenses include such items as salaries and related taxes, bonuses, and sales and use taxes for which amounts are readily determinable and significant estimates are not necessary. Property taxes are estimated and accrued based on the amounts paid for such taxes for the previous year, until a new tax bill is received. Various other expenses are accrued from time to time before an invoice is rendered based on the estimated costs of those goods or services.

Current and Noncurrent Assets and Liabilities of Discontinued Operations -- As noted above, in August 2001 the Company adopted a formal plan to discontinue certain operations. Management used estimates to determine the amounts to be recorded as a loss on disposal of discontinued operations. Those estimates included:

     o    Net realizable value of wholesale inventories;

     o    Net realizable value of accounts receivable;

     o    Net realizable value of property and equipment;

     o Expenses associated with selling and/or terminating discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of December 31, 2001, we had no foreign exchange contracts or options outstanding.

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

At December 31, 2001 Calloway's had variable rate debt of $3.4 million, out of total long-term debt of $9.3 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $34,000 for the variable-rate debt.

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

Dated: February 14, 2002

                                        CALLOWAY'S NURSERY, INC.


                                        By /s/ James C. Estill
                                           -------------------------------------
                                        James C. Estill, President and
                                        Chief Executive Officer


                                        By /s/ Daniel G. Reynolds
                                           -------------------------------------
                                        Daniel G. Reynolds, Vice President
                                        and Chief Financial Officer