Form 10-Q
period 2002-03-31
CALLOWAYS NURSERY INC
filed 2002-05-10
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Shares Outstanding as
             Title                                      of May 10, 2002
             -----                                    ---------------------

Common Stock, par value $.01 per share                      6,400,614

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                                                 PAGE

FORWARD-LOOKING STATEMENTS OR INFORMATION                                                         3

PART I - FINANCIAL INFORMATION

ITEM 1

   Index to Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets                                                          4

   Condensed Consolidated Statements of Operations                                                5

   Condensed Consolidated Statements of Cash Flows                                                6

   Notes to Condensed Consolidated Financial Statements                                           7

ITEM 2

   Management's Discussion and Analysis of Financial Condition and Results of Operations         10

ITEM 3

   Quantitative and Qualitative Disclosures about Market Risk                                    17

PART II - OTHER INFORMATION

   Items 1-6                                                                                     18

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS



                                                                 MARCH 31,     SEPTEMBER 30,     MARCH 31,
                                                                   2002            2001           2001
                                                               ------------    -------------   ------------

Cash and cash equivalents                                      $        597    $        279    $        133
Accounts receivable                                                   1,031             433             922
Inventories                                                           7,671           6,042           7,712
Prepaids and other assets                                               108             230             152
Deferred income taxes, current                                          758              55              --
Income taxes receivable                                                  --           1,180              --
Current assets of discontinued operations                                70           2,847           8,157
                                                               ------------    ------------    ------------
     Total current assets                                            10,235          11,066          17,076
Property and equipment, net                                          13,572          13,888          14,231
Goodwill, net                                                           686             740             794
Deferred income taxes                                                 1,301           1,301           1,684
Other assets                                                            226             266             271
Noncurrent assets of discontinued operations                             --              --             593
                                                               ------------    ------------    ------------
       Total assets                                            $     26,020    $     27,261    $     34,649
                                                               ============    ============    ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                               $      4,722    $      2,128    $      5,611
Accrued expenses                                                      1,973           1,534           1,843
Income taxes payable                                                     --              --             200
Notes payable, current                                                   70             730           3,184
Current portion of long-term debt                                       574             732             659
Deferred income taxes, current                                           74             187              --
Current liabilities of discontinued operations                           36           2,304           1,002
                                                               ------------    ------------    ------------
     Total current liabilities                                        7,449           7,615          12,499
Deferred rent payable                                                   872             929             981
Long-term debt, net of current portion                                8,630           8,646           9,966
                                                               ------------    ------------    ------------
     Total liabilities                                               16,951          17,190          23,446
                                                               ------------    ------------    ------------
Commitments and contingencies
Non-voting preferred stock, with mandatory redemption
   provisions                                                         2,346           2,180           2,027
Shareholders' equity:
   Voting convertible preferred stock                                    --              --              --
   Preferred stock                                                       --              --              --
   Common stock (6,385,970, 6,248,346 and 6,109,304
     shares outstanding, respectively)                                   66              65              63
   Additional paid-in capital                                         9,749           9,610           9,444
   Retained earnings (accumulated deficit)                           (1,696)           (388)          1,065
                                                               ------------    ------------    ------------
                                                                      8,119           9,287          10,572
   Less: Treasury stock, at cost (250,000 common shares)             (1,396)         (1,396)         (1,396)
                                                               ------------    ------------    ------------
     Total shareholders' equity                                       6,723           7,891           9,176
                                                               ------------    ------------    ------------
       Total liabilities and shareholders'
         Equity                                                $     26,020    $     27,261    $     34,649
                                                               ============    ============    ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                         MARCH 31,                      MARCH 31,
                                                               ----------------------------    ----------------------------
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------

Net sales                                                      $     17,220    $     17,335    $      6,992    $      7,423
Cost of goods sold                                                    9,457           9,037           3,563           3,809
                                                               ------------    ------------    ------------    ------------
Gross profit                                                          7,763           8,298           3,429           3,614
                                                               ------------    ------------    ------------    ------------

Operating expenses                                                    6,337           6,385           3,036           3,053
Occupancy expenses                                                    1,512           1,304             825             619
Advertising expenses                                                    726             724             254             278
Depreciation and amortization                                           480             444             244             221
Interest expense                                                        444             621             217             359
Interest income                                                          (9)             (5)             (6)             --
                                                               ------------    ------------    ------------    ------------
Total expenses                                                        9,490           9,473           4,570           4,530
                                                               ------------    ------------    ------------    ------------
Loss from continuing operations before income
   taxes                                                             (1,727)         (1,175)         (1,141)           (916)
Income tax benefit                                                     (605)           (409)           (382)           (328)
                                                               ------------    ------------    ------------    ------------
Loss from continuing operations                                      (1,122)           (766)           (759)           (588)
Income (loss) from discontinued operations,
   net of income tax                                                    (20)            (70)             17             (17)
                                                               ------------    ------------    ------------    ------------
Net loss                                                             (1,142)           (836)           (742)           (605)
Accretion of preferred stock                                           (166)           (150)            (88)            (78)
                                                               ------------    ------------    ------------    ------------
Net loss attributable to common shareholders                   $     (1,308)   $       (986)   $       (830)   $       (683)
                                                               ============    ============    ============    ============

Weighted average number of common shares outstanding
     Basic and diluted                                                6,317           6,043           6,353           6,078
Net income (loss) per common share - basic and diluted
     Loss from continuing operations                           $       (.21)   $       (.15)   $       (.13)   $       (.11)
     Income (loss) from discontinued operations                          --    $       (.01)             --              --
                                                               ------------    ------------    ------------    ------------

     Net loss                                                  $       (.21)   $       (.16)   $       (.13)   $       (.11)
                                                               ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $     (1,142)   $       (836)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
       Loss from discontinued operations (net of tax)                                   20              70
       Depreciation and amortization                                                   480             444
       Net change in operating assets and liabilities                                1,275          (1,728)
                                                                              ------------    ------------

         Net cash provided by (used for) operating activities
                                                                                       633          (2,050)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                              (110)           (393)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            140             157
     Borrowings on debt                                                                 --           6,904
     Repayments of debt                                                               (834)         (3,575)
                                                                              ------------    ------------

         Net cash provided by (used for) financing activities
                                                                                      (694)          3,486
                                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents from continuing
   operations                                                                         (171)          1,043

Net increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                          489          (1,323)
                                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                                   318            (280)

Cash and cash equivalents at beginning of period                                       279             413
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $        597    $        133
                                                                              ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at March 31, 2002, and the results of operations and cash flows for the six-month periods ended March 31, 2002 and 2001 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the six-month period ended March 31, 2002 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2002.

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

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                         March 31,     September 30,     March 31,
                                           2002            2001            2001
                                       -------------   -------------   -------------

        Finished goods (retail)        $       4,313   $       3,921   $       6,130
        Work in process (growing)              3,016           1,884           1,476
        Supplies (growing)                       342             237             106
                                       -------------   -------------   -------------
                                       $       7,671   $       6,042   $       7,712
                                       =============   =============   =============


4. NOTES PAYABLE AND LONG-TERM DEBT

On March 31, 2002 the Company amended its revolving line of credit agreement and one of its term loan agreements to amend certain defined terms relating to financial covenants.

5. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the six-month periods ended March 31, 2002 and 2001. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                          Six             Six            Three          Three
                                                     Months Ended    Months Ended    Months Ended    Months Ended
                                                       March 31,       March 31,       March 31,       March 31,
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
REVENUES
   From external customers
     Retail                                          $     17,203    $     17,266    $      6,985    $      7,382
     Growing                                                   17              69               7              41
                                                     ------------    ------------    ------------    ------------
       Totals                                              17,220          17,335           6,992           7,423
                                                     ------------    ------------    ------------    ------------
   From other operating segments
     Retail                                                    --              --              --              --
     Growing                                                  911             441             731             333
                                                     ------------    ------------    ------------    ------------
       Totals                                                 911             441             731             333
Elimination of intersegment sales                            (911)           (441)           (731)           (333)
                                                     ------------    ------------    ------------    ------------
Total consolidated net sales                         $     17,220    $     17,335    $      6,992    $      7,423
                                                     ============    ============    ============    ============

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
     Retail                                          $     (1,640)   $     (1,191)   $     (1,138)   $       (935)
     Growing                                                  (87)             16              (3)             19
                                                     ------------    ------------    ------------    ------------
Total loss from continuing operations before
   income taxes                                      $     (1,727)   $     (1,175)   $     (1,141)   $       (916)
                                                     ============    ============    ============    ============




                                                                       March 31,     September 30,    March 31,
                                                                         2002            2001           2001
                                                                     ------------    -------------   ------------
         TOTAL ASSETS


              Retail                                                 $     22,295    $     21,973    $     24,211
              Growing                                                       3,655           2,441           1,688
                                                                     ------------    ------------    ------------
                Totals                                               $     25,950    $     24,414    $     25,899
                                                                     ============    ============    ============


6. DISCONTINUED OPERATIONS

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company exited its wholesale operations by the end of March 2002. The wholesale operation included the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company now exclusively grows plants for sale at its retail stores. The adopted disposal plan included: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

The sale of the WLD operations was completed in October 2001 and indebtedness related to the WLD real property was repaid. The Turkey Creek Farms wholesale inventory was completely sold or otherwise liquidated by the end of December 2001.

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):

                                                       March 31,    September 30,     March 31,
                                                         2002          2001             2001
                                                     ------------   -------------   ------------
Cash                                                 $         24   $         41   $         21
Accounts receivable                                            44            717          1,039
Inventories                                                    --          1,458          7,095
Prepaid expenses                                                2             --              2
Property and equipment                                         --            631             --
                                                     ------------   ------------   ------------
Current assets of discontinued operations            $         70   $      2,847   $      8,157
                                                     ============   ============   ============

Noncurrent assets of discontinued operations         $         --   $         --   $        593
                                                     ============   ============   ============

Accounts payable                                     $         36   $        693   $        898
Accrued expenses                                               --            495             98
Current portion of long-term debt                              --          1,116              6
                                                     ------------   ------------   ------------
Current liabilities of discontinued operations       $         36   $      2,304   $      1,002
                                                     ============   ============   ============

Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):

                                                          Six             Six            Three          Three
                                                     Months Ended    Months Ended    Months Ended    Months Ended
                                                       March 31,       March 31,       March 31,       March 31,
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------

Sales                                                $      1,389    $      3,286    $         37    $      2,045
Cost of goods sold                                          1,132           2,322              --           1,509
                                                     ------------    ------------    ------------    ------------
Gross profit                                                  257             964              37             536
Expenses                                                      290           1,079              13             562
                                                     ------------    ------------    ------------    ------------
Income (loss) from discontinued operations
   before income taxes                                        (33)           (115)             24             (26)
Income tax expense (benefit)                                  (13)            (45)              7              (9)
                                                     ------------    ------------    ------------    ------------
Income (loss) from discontinued operations
                                                     $        (20)   $        (70)   $         17    $        (17)
                                                     ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In August 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment (see Note 6 to Condensed Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

CONTINUING OPERATIONS



                                                         (Amounts in millions, except per share amounts)
    --------------------------------------------------------------------------------------------------------
    Second quarter highlights (unaudited)                                   Fiscal 2002       Fiscal 2001
    --------------------------------------------------------------------------------------------------------

    Consolidated net sales                                                    $   7.0             $  7.4
         Retail segment sales                                                     7.0                7.4
         Growing segment sales                                                     .7                 .4
         Less: internal sales                                                 $   (.7)            $  (.4)
    Sales decrease                                                                 (6)%              (21)%
    Number of retail stores (end of quarter)                                       20                 20
    Gross profit margin                                                            49%                49%
    Loss from continuing operations before income taxes                       $  (1.1)            $  (.9)
    Net loss per share (basic and diluted)                                       (.13)              (.11)
    Cash flows used for operations                                               (1.9)              (1.9)
    Retail inventories                                                            4.3                6.1
    Growing inventories                                                           3.4                1.6
    Current ratio                                                                 1.4                1.4
    Property, plant and equipment (net)                                          13.6               14.2
    Long-term debt (including current portion)                                $   9.2             $ 10.6

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Sales decreased 6%, primarily due to weaker early-season consumer demand for living plants and related gardening products for the second quarter of fiscal 2002 (the "March 2002 Quarter") as compared to the prior year (the "March 2001 Quarter").

The Company typically reports a loss during its second fiscal quarter. For the March 2002 Quarter the Loss from Continuing Operations before Income Taxes was somewhat larger than it was for the March 2001 Quarter, primarily due to the reduced Sales.

Gross Margin (Gross Profit divided by Sales) was essentially unchanged at 49% for both the March 2002 Quarter and the March 2001 Quarter.

Operating Expenses were essentially unchanged at approximately $3.0 million for both the March 2002 Quarter and the March 2001 Quarter.

Occupancy Expenses increased from $619,000 for the March 2001 Quarter to $825,000 for the March 2002 Quarter, primarily due to higher estimated property taxes for the March 2002 Quarter than had been estimated for the March 2001 Quarter.

Advertising Expenses decreased 9% from $278,000 for the March 2001 Quarter to $254,000 for the March 2002 Quarter, primarily due to reduced use of media other than newspapers and radio.

Depreciation and Amortization Expenses rose 10% from $221,000 for the March 2001 Quarter to $244,000 for the March 2002 Quarter as a result of capital additions completed and placed in service during fiscal 2001.

Interest Expense decreased 40%, from $359,000 for the March 2001 Quarter to $217,000 for the March 2002 Quarter, as the Company used proceeds from the sale of its wholesale operations to reduce debt.

Inventories were essentially unchanged at $7.7 million at both March 31, 2002 and 2001. Retail inventories declined $1.8 million from $6.1 million at March 31, 2001 to $4.3 million at March 31, 2002, while growing inventories rose from $1.6 million at March 31, 2001 to $3.4 million at March 31, 2002. The decrease in retail inventories was due to clearance of slower-moving merchandise items, including certain Christmas items. The increase in growing inventories reflects the increase in those inventories for use exclusively in the Company's retail segment. Inventories formerly held by the growing segment for sale at wholesale were part of the wholesale nursery operations discontinued in 2001 and are not included in the growing inventory of $1.6 million shown at March 31, 2001 (see
Note 6 to Condensed Consolidated Financial Statements). For 2002 Turkey Creek Farms has joined Miller Plant Farms in producing plants exclusively for sale at the Company's retail stores.

SIX MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Sales were essentially flat, indicating similar consumer demand for living plants and related gardening products.

The Company typically reports a loss during its first and second fiscal quarters. For the first six months of fiscal 2002 (the "2002 Six Month Period"), the Loss from Continuing Operations before Income Taxes was somewhat larger than it was for the prior year (the "2001 Six Month Period"). The larger loss was primarily due to lower Gross Margin (Gross Profit divided by Sales), which declined from 48% for the 2001 Six Month Period to 45% for the 2002 Six Month Period.

The reduced Gross Margin was primarily attributable to larger markdowns in the December 2001 Quarter that were needed to sell the Christmas inventory.

Operating Expenses decreased 1% from approximately $6.4 million for the 2001 Six Month Period to approximately $6.3 million for the 2002 Six Month Period.

Occupancy Expenses increased from approximately $1.3 million for the 2001 Six Month Period to approximately $1.5 million for the 2002 Six Month Period, primarily due to higher estimated property taxes for the 2002 Six Month Period than had been estimated for the 2001 Six Month Period.

Advertising Expenses were essentially unchanged at approximately $0.7 million for both the 2002 Six Month Period and the 2001 Six Month Period.

Depreciation and Amortization Expenses rose 8% from $444,000 for the 2001 Six Month Period to $480,000 for the 2002 Six Month Period as a result of capital additions completed and placed in service during fiscal 2001.

Interest Expense decreased 29%, from $621,000 for the 2001 Six Month Period to $444,000 for the 2002 Six Month Period, as the Company used proceeds from the sale of its wholesale operations to reduce debt.

DISCONTINUED OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Sales decreased 98%. The WLD operations were sold near the end of October 2001, and substantially all of the Turkey Creek Farms wholesale operation was liquidated by the end of December 2001.

Gross Profit decreased 93%, for the same reasons as the decrease in Sales.

Expenses decreased 98%, for the same reasons as the decrease in Sales.

Income before Income Taxes was $24,000 for the March 2002 Quarter and there was a Loss before Income Taxes of $26,000 for the March 2001 Quarter.

SIX MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Sales decreased 58%. The WLD operations were sold near the end of October 2001, and substantially all of the Turkey Creek Farms wholesale operation was liquidated by the end of December 2001.

Gross Profit decreased 73%, for the same reasons as the decrease in Sales.

Expenses decreased 73%, for the same reasons as the decrease in Sales.

Loss before Income Taxes was $33,000 for the 2002 Six Month Period, and there was a Loss before Income Taxes of $115,000 for the 2001 Six Month Period.

FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

Cash Flows Provided By Operating Activities were approximately $0.6 million for the 2002 Six Month Period, compared to Cash Flows Used For Operating Activities of approximately $2.1 million for the 2001 Six Month Period. The primary cause of the improvement was a refund of federal income taxes of approximately $1.1 million received during the 2002 Six Month Period period, as compared to federal income taxes paid of approximately $1.4 million during the 2001 Six Month Period period.

Cash flows Used For Investing Activities were approximately $110,000 for the 2002 Six Month Period, compared to $393,000 for the 2001 Six Month Period. The Company is limiting the amount of capital expenditures for fiscal 2002 to a greater extent than it did for fiscal 2001.

Cash Flows Used For Financing Activities were approximately $0.7 million for the 2002 Six Month Period, compared to Cash Flows Provided By Financing Activities of approximately $3.5 million for the 2001 Six Month Period. During 2002 the Company sold or otherwise disposed of substantially all of its wholesale operations, using the proceeds to retire certain long-term debt and repay $702,000 of seasonal borrowings under its line of credit arrangement. By comparison, during 2001 the Company refinanced certain long-term debt, increasing the total amount of indebtedness, and borrowed approximately $3.2 million under its revolving line of credit arrangement.

The Company has improved its liquidity position at March 31, 2002 by (i) reducing Notes Payable and Long Term Debt by approximately $4.5 million, and
(ii) increasing Cash by $464,000.

The Company's business is seasonal, and it relies on its revolving line of credit arrangement to provide working capital during seasons of lower sales volumes. Typically, the Company borrows from the revolving line of credit during the quarter ending March 31, and repays those borrowings quickly during the spring selling season included in the quarter ending June 30. Continued availability of funds from the revolving line of credit depends upon the Company's continued compliance with its loan covenants. At March 31, 2002 the Company was in compliance with all of its loan covenants. The Company does not anticipate any problem in meeting its capital requirements or staying within the requirements of its loan covenants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2001 the Company had the following contractual obligations (amounts in thousands):

                                                                       FISCAL YEAR ENDING SEPTEMBER 30
                                                -------------------------------------------------------------------------

                                                    2002      2003      2004      2005      2006   Thereafter      Totals
                                                 -------   -------   -------   -------   -------   ----------     -------

Long-term debt (including current portion)       $   732   $   696   $ 1,405   $ 1,965   $   704   $   3,876      $ 9,378
Future minimum lease payments under
   noncancellable operating leases
                                                   2,000     1,645     1,630     1,187     1,001       2,322         9,785
Preferred stock with mandatory redemption
   provisions (1)                                     --        --     3,420        --        --          --         3,420
                                                 -------   -------   -------   -------   -------   ---------       -------
Totals                                           $ 2,732   $ 2,341   $ 6,455   $ 3,152   $ 1,705   $   6,198       $22,583
                                                 =======   =======   =======   =======   =======   =========       =======

During the March 2002 Quarter there were no material changes to the September 30, 2001 amounts other than scheduled principal payments on long-term debt and scheduled rental payments on operating leases.

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

Deferred income taxes - As of March 31, 2002 and 2001, and September 30, 2001 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2002 and 2001, and September 30, 2001 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted. As described below, during the fiscal year ended September 30, 2001 the Company adopted a formal plan to discontinue certain operations, and included in a loss on disposal of discontinued operations an adjustment of the carrying amount of certain property and equipment to its estimated net realizable value. The Company will adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of October 1, 2002.

Goodwill - The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Management believes that no impairment has occurred. The Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2002. As of October 1, 2002, the Company expects to have unamortized goodwill in the amount of $632,000 that will be subject to the transition provisions. Amortization expense related to goodwill was $54,000 and $108,000 for the six months ended March 31, 2002 and the year ended September 30, 2001, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of March 31, 2002, we had no foreign exchange contracts or options outstanding.

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

At March 31, 2002 Calloway's had variable rate debt of $3.3 million, out of total long-term debt of $9.2 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $33,000 for the variable-rate debt.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company was held on February 20, 2002. The voting results at that meeting were as follows:

        ELECTION OF DIRECTORS
             Nominee                                                  For                              Withheld
        ----------------------                                        ---                              --------

        Dr. Stanley Block                                           5,306,420                           34,760
        James C. Estill                                             5,305,920                           35,260
        C. Sterling Cornelius                                       5,308,200                           32,980
        John T. Cosby                                               5,301,420                           39,760
        Daniel R. Feehan                                            5,306,420                           34,760
        Timothy J. McKibben                                         5,306,520                           34,660
        John S. Peters                                              5,301,920                           39,260


        APPROVAL OF CALLOWAY'S NURSERY, INC. 2001 STOCK OPTION PLAN



                    For                 Against               Abstain    Broker Non-Votes
                    ---                 -------               -------    ----------------
                 4,914,523              422,610                4,047           -0-

        APPOINTMENT OF KPMG LLP AS AUDITORS FOR FISCAL YEAR 2002

                    For                 Against               Abstain    Broker Non-Votes
                    ---                 --------              -------    ----------------
                 5,219,467              118,210                3,503           -0-

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002

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