Form 10-Q
period 2002-06-30
CALLOWAYS NURSERY INC
filed 2002-08-14
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding as
                 Title                                    of August 14, 2002
                 -----                                   ---------------------
Common Stock, par value $.01 per share                         6,464,503

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
FORWARD-LOOKING STATEMENTS OR INFORMATION                                                                    3

PART I - FINANCIAL INFORMATION

ITEM 1

   Index to Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets                                                                     4

   Condensed Consolidated Statements of Operations                                                           5

   Condensed Consolidated Statements of Cash Flows                                                           6

   Notes to Condensed Consolidated Financial Statements                                                      7

ITEM 2

   Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

ITEM 3

   Quantitative and Qualitative Disclosures about Market Risk                                               19

PART II - OTHER INFORMATION

   Items 1-6                                                                                                20

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

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the entrance into the San Antonio market and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)
                                     ASSETS

                                                                  JUNE 30,     SEPTEMBER 30,     JUNE 30,
                                                                   2002            2001            2001
                                                                 --------      -------------     --------
Cash and cash equivalents                                        $  6,044        $    279        $  2,667
Accounts receivable                                                   359             433             207
Inventories                                                         4,848           6,042           6,145
Prepaids and other assets                                             102             230             245
Deferred income taxes, current                                         55              55           1,541
Income taxes receivable                                                --           1,180              --
Current assets of discontinued operations                              70           2,847           2,321
                                                                 --------        --------        --------
     Total current assets                                          11,478          11,066          13,126
Property and equipment, net                                        13,382          13,888          14,056
Goodwill, net                                                         658             740             767
Deferred income taxes                                               1,122           1,301           1,297
Other assets                                                          219             266             273
Noncurrent assets of discontinued operations                           --              --             629
                                                                 --------        --------        --------
       Total assets                                              $ 26,859        $ 27,261        $ 30,148
                                                                 ========        ========        ========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                 $  3,453        $  2,128        $  3,630
Accrued expenses                                                    1,370           1,534           1,335
Income taxes payable                                                  680              --           1,078
Notes payable, current                                                 --             730              --
Current portion of long-term debt                                     557             732             721
Deferred income taxes, current                                         --             187              --
Current liabilities of discontinued operations                         --           2,304           1,572
                                                                 --------        --------        --------
     Total current liabilities                                      6,060           7,615           8,336
Deferred rent payable                                                 846             929             958
Long-term debt, net of current portion                              8,318           8,646           9,883
                                                                 --------        --------        --------
     Total liabilities                                             15,224          17,190          19,177
                                                                 --------        --------        --------
Commitments and contingencies
Non-voting preferred stock, with mandatory redemption
   provisions                                                       2,442           2,180           2,102
Shareholders' equity:
   Voting convertible preferred stock                                  --              --              --
   Preferred stock                                                     --              --              --
   Common stock (6,447,522, 6,248,346 and 6,167,541
     shares outstanding, respectively)                                 67              65              64
   Additional paid-in capital                                       9,819           9,610           9,526
   Retained earnings (accumulated deficit)                            703            (388)            675
                                                                 --------        --------        --------
                                                                   10,589           9,287          10,265
   Less: Treasury stock, at cost (250,000 common
     shares)                                                       (1,396)         (1,396)         (1,396)
                                                                 --------        --------        --------
     Total shareholders' equity                                     9,193           7,891           8,869
                                                                 --------        --------        --------
       Total liabilities and shareholders'
         equity                                                  $ 26,859        $ 27,261        $ 30,148
                                                                 ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                       ------------------------        ------------------------
                                                         2002            2001            2002            2001
                                                       --------        --------        --------        --------
Net sales                                              $ 36,783        $ 37,586        $ 19,563        $ 20,251
Cost of goods sold                                       19,539          18,578          10,082           9,491
                                                       --------        --------        --------        --------
Gross profit                                             17,244          19,008           9,481          10,760
                                                       --------        --------        --------        --------
Operating expenses                                       10,034           9,839           3,697           3,676
Occupancy expenses                                        2,295           2,244             783             739
Advertising expenses                                      1,188           1,301             462             577
Depreciation and amortization                               699             676             219             208
Interest expense                                            668             878             224             260
Interest income                                             (20)            (30)            (11)            (25)
                                                       --------        --------        --------        --------
Total expenses                                           14,864          14,908           5,374           5,435
                                                       --------        --------        --------        --------
Income from continuing operations before
   income taxes                                           2,380           4,100           4,107           5,325
Income tax expense                                        1,009           1,577           1,614           2,006
                                                       --------        --------        --------        --------
Income from continuing operations                         1,371           2,523           2,493           3,319
                                                       --------        --------        --------        --------
Discontinued operations:
   Income (loss) from discontinued operations,
     (net of income taxes (benefit) of
     ($12), ($371),$1, and ($346), respectively)
                                                            (18)           (647)              2            (607)
   Loss on disposal of discontinued
     operations, (net of income tax benefit of
     $1,736 in 2001)                                         --          (3,027)             --          (3,027)
                                                       --------        --------        --------        --------
                                                            (18)         (3,674)              2          (3,634)
                                                       --------        --------        --------        --------
Net income (loss)                                         1,353          (1,151)          2,495            (315)
Accretion of preferred stock                               (262)           (225)            (96)            (75)
                                                       --------        --------        --------        --------
Net income (loss) attributable to common
   shareholders                                        $  1,091        $ (1,376)       $  2,399        $   (390)
                                                       ========        ========        ========        ========

Weighted average number of common shares
  outstanding
   Basic                                                  6,347           6,074           6,408           6,136
   Diluted                                                6,381           6,074           6,512           6,136
Basic net income (loss) per common share:
   Income from continuing operations                   $    .17        $    .38        $    .37        $    .53
   Discontinued operations                                   --            (.61)             --        $   (.59)
                                                       --------        --------        --------        --------
   Net income (loss)                                   $    .17        $   (.23)       $    .37        $   (.06)
                                                       ========        ========        ========        ========
Diluted net income (loss) per common share:
   Income from continuing operations                   $    .17        $    .38        $    .37        $    .53
   Discontinued operations                                   --            (.61)             --            (.59)
                                                       --------        --------        --------        --------
   Net income (loss)                                   $    .17        $   (.23)       $    .37        $   (.06)
                                                       ========        ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ----------------------
                                                                               2002           2001
                                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ 1,353        $(1,151)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss from discontinued operations (net of tax)                             18          3,674
       Depreciation and amortization                                             699            676
       Net change in operating assets and liabilities                          4,373         (2,329)
                                                                             -------        -------

         Net cash provided by operating activities                             6,443            870
                                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                        (111)          (423)
                                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      211            240
     Borrowings on debt                                                           --          8,017
     Repayments of debt                                                       (1,233)        (7,893)
                                                                             -------        -------

         Net cash provided by (used for) financing activities
                                                                              (1,022)           364
                                                                             -------        -------

Net increase in cash and cash equivalents from continuing operations
                                                                               5,310            811

Net increase in cash and cash equivalents from discontinued operations
                                                                                 455          1,443
                                                                             -------        -------
Net increase in cash and cash equivalents                                      5,765          2,254

Cash and cash equivalents at beginning of period                                 279            413
                                                                             -------        -------

Cash and cash equivalents at end of period                                   $ 6,044        $ 2,667
                                                                             =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the financial position at June 30, 2002, and the results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001, and cash flows for the nine-month periods ended June 30, 2002 and 2001 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the nine-month period ended June 30, 2002 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2002.

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

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                   June 30,      September 30,     June 30,
                                     2002            2001            2001
                                   ------          ------          ------
Finished goods (retail)            $2,810          $3,921          $4,344
Work in process (growing)           1,678           1,884           1,577
Supplies (growing)                    360             237             224
                                   ------          ------          ------
                                   $4,848          $6,042          $6,145
                                   ======          ======          ======

4. NOTES PAYABLE AND LONG-TERM DEBT

During June 2002 the Company amended its revolving line of credit agreement to extend the maturity date to May 29, 2003. The amounts outstanding under the revolving line of credit agreement at June 30, 2002, September 30, 2001 and June 30, 2001 are $0, $730,000, and $0, respectively. Those amounts are classified as current liabilities in the accompanying condensed consolidated financial statements.

In addition, the Company amended two of its term loan agreements as follows:

(a) A term loan with a balance of $863,000 at June 30, 2002 had the maturity date extended to June 2012, and the monthly payment was reduced to $9,508.
(b) A term loan with a balance of $994,000 at June 30, 2002 had the maturity date extended to October 2014, and the monthly payment was reduced to $9,433.

5. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the nine-month periods ended June 30, 2002 and 2001. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                                          Nine             Nine             Three             Three
                                                     Months Ended     Months Ended      Months Ended      Months Ended
                                                    June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                    -------------     -------------     -------------     -------------
REVENUES
   From external customers
     Retail                                            $ 36,720          $ 37,482          $ 19,517          $ 20,216
     Growing                                                 63               104                46                35
                                                       --------          --------          --------          --------
       Totals                                            36,783            37,586            19,563            20,251
                                                       --------          --------          --------          --------
   From other operating segments
     Retail                                                  --                --                --                --
     Growing                                              3,878             2,166             2,967             1,288
                                                       --------          --------          --------          --------
       Totals                                             3,878             2,166             2,967             1,288
Elimination of intersegment sales                        (3,878)           (2,166)           (2,967)           (1,288)
                                                       --------          --------          --------          --------
Total consolidated net sales                           $ 36,783          $ 37,586          $ 19,563          $ 20,251
                                                       ========          ========          ========          ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
     Retail                                            $  2,857          $  4,126          $  4,497          $  5,367
     Growing                                               (477)              (26)             (390)              (42)
                                                       --------          --------          --------          --------
Total income from continuing operations before
   income taxes                                        $  2,380          $  4,100          $  4,107          $  5,325
                                                       ========          ========          ========          ========


                       June 30,      September 30,       June 30,
                         2002             2001             2001
                       -------          -------          -------
TOTAL ASSETS
     Retail            $24,513          $21,973          $22,053
     Growing             2,276            2,441            5,145
                       -------          -------          -------
       Totals          $26,789          $24,414          $27,198
                       =======          =======          =======

6. DISCONTINUED OPERATIONS

On August 7, 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company exited its wholesale operations during fiscal 2002. The wholesale operation included the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. At Turkey Creek Farms, the Company now exclusively grows plants for sale at its retail stores. The adopted disposal plan included: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

The sale of the WLD operations was completed in October 2001 and indebtedness related to the WLD real property was repaid. The Turkey Creek Farms wholesale inventory was completely sold or otherwise liquidated by the end of December 2001.

Following is a summary of the asset and liabilities of the discontinued wholesale operations as of the applicable periods (amounts in thousands):

                                                       June 30,     September 30,     June 30,
                                                        2002            2001            2001
                                                       -------      -------------     --------
Cash                                                    $ 21          $   41          $   --
Accounts receivable                                       49             717             887
Inventories                                               --           1,458           1,434
Property and equipment                                    --             631              --
                                                        ----          ------          ------
Current assets of discontinued operations               $ 70          $2,847          $2,321
                                                        ====          ======          ======

Noncurrent assets of discontinued operations             $--          $   --          $  629
                                                        ====          ======          ======

Accounts payable                                         $--          $  693          $  615
Accrued expenses                                          --             495             957
Current portion of long-term debt                         --           1,116              --
                                                        ----          ------          ------
Current liabilities of discontinued operations           $--          $2,304          $1,572
                                                        ====          ======          ======

Following is a summary of the operating results of the discontinued wholesale operations for the applicable periods (amounts in thousands):

                                                     Nine              Nine             Three             Three
                                                     Ended             Ended            Ended             Ended
                                                     Months            Months           Months            Months
                                                    June 30,          June 30,         June 30,          June 30,
                                                      2002             2001              2002              2001
                                                    -------           -------           -------           -------
Sales                                               $ 1,389           $ 5,287           $    --           $ 2,339
Cost of goods sold                                    1,132             4,591                --             2,657
                                                    -------           -------           -------           -------
Gross profit                                            257               696                --              (318)
Expenses                                                287             1,714                (3)              635
                                                    -------           -------           -------           -------
Income (loss) from discontinued operations
   before income taxes                                  (30)           (1,018)                3              (953)
Income tax expense (benefit)                            (12)             (371)                1              (346)
                                                    -------           -------           -------           -------
Income (loss) from discontinued operations
                                                    $   (18)          $  (647)          $     2           $  (607)
                                                    =======           =======           =======           =======

7. COMMITMENTS AND CONTINGENCIES

In July 2002 the Company opened seven retail stores in the San Antonio, Texas market. The seven retail stores, plus an office and warehouse facility, were leased under noncancellable operating leases. All of the leases expire in 2005 and contain renewal options for three years, which, in some cases, may be extended for up to nine years. All of the leases require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus, in some cases, contingent rentals, based on sales. The Company does not expect to be required to pay contingent rentals.

Future minimum lease payments under the aforementioned leases are as follows (amounts in thousands):

YEAR ENDING SEPTEMBER 30,
   2002                            $   60
   2003                               499
   2004                               500
   2005                               380
   2006                                --
   Thereafter                          --
                                   ------
     Totals                        $1,439
                                   ======

8. RELATED PARTY TRANSACTIONS

A board member and vice president of the Company is the landlord for three of the newly signed lease facilities in the San Antonio market that have three year terms (see Note 7). These new lease agreements were entered into after June 30, 2002. Future lease payments under the aforementioned leases are as follows (amounts in thousands):

YEAR ENDING SEPTEMBER 30,
   2002                            $    6
   2003                               142
   2004                               142
   2005                               107
   2006                                --
   Thereafter                          --
                                   ------
     Totals                        $  397
                                   ======

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

CONTINUING OPERATIONS

                                 (Amounts in millions, except per share amounts)

Third quarter highlights (unaudited)                                 Fiscal 2002      Fiscal 2001
-----------------------------------                                  ----------       -----------
Consolidated net sales                                                $ 19.6            $ 20.3
     Retail segment sales                                             $ 19.5              20.2
     Growing segment sales                                               3.0               1.3
     Less: internal sales                                             $ (2.9)           $ (1.3)
Sales increase (decrease)                                                 (3%)              13%
Number of retail stores (end of quarter)                                  19                20
Gross profit margin                                                       48%               53%
Income from continuing operations before income taxes                 $  4.1            $  5.3
Income from continuing operations per common share (diluted)          $  .37            $  .52

Cash flows provided by operations                                     $  5.8            $  2.9

Retail inventories                                                       2.8               4.3
Growing inventories                                                   $  2.0            $  1.8

Current ratio                                                           1.89              1.57

Property and equipment (net)                                          $ 13.4            $ 14.1
Long-term debt (including current portion)                            $  8.9            $ 10.6

QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001

Sales decreased 3%. Aggressive price discounting late in the 2002 spring season did not generate enough additional sales to offset a weaker start to the 2002 spring season.

Income from Continuing Operations before Income Taxes fell to $4.1 million for the quarter ended June 30, 2002 (the "June 2002 Quarter") from $5.3 million for the quarter ended June 30, 2001 (the "June 2001 Quarter") because of the lower Sales volume and lower Gross Margin.

Gross Margin (Gross Profit divided by Sales) was 48% for the June 2002 Quarter compared to 53% for the June 2001 Quarter. The primary cause of the reduction in Gross Margin was the reduced Sales volume. For the 2002 Quarter the Company had produced, at its own growing operations, a substantially higher proportion of the plants to be sold by its retail stores. When Sales for the 2002 Quarter declined 3%, the Company was left with unsold plants at its retail stores and growing operations, which had to be addressed. The disposal of those plants was done partially through promotions at the retail stores, where consumer prices were sharply reduced, and by disposing of some unsold plants at the growing operations.

Operating Expenses were essentially flat, increasing from $3,676,000 for the June 2001 Quarter to $3,697,000 for the June 2002 Quarter.

Occupancy Expenses increased from $739,000 for the June 2001 Quarter to $783,000 for the June 2002 Quarter, primarily due to higher estimated property taxes for the June 2002 Quarter than had been estimated for the June 2001 Quarter.

Advertising Expenses decreased 20% from $577,000 for the June 2001 Quarter to $462,000 for the June 2002 Quarter, primarily due to reduced use of media other than newspapers and radio.

Depreciation and Amortization Expenses Increased 1% from $208,000 for the June 2001 Quarter to $219,000 for the June 2002 Quarter as a result of capital additions completed and placed in service during fiscal 2001.

Interest Expense decreased 14%, from $260,000 for the June 2001 Quarter to $224,000 for the June 2002 Quarter, due to lower levels of long-term debt and lower interest rates on variable-rate debt.

Inventories decreased from $6.0 million at June 30, 2001 to $4.8 million at June 30, 2002. Retail inventories declined $1.5 million from $4.3 million at June 30, 2001 to $2.8 million at June 30, 2002, while growing inventories rose from $1.8 million at June 30, 2001 to $2.0 million at June 30, 2002. The decrease in retail inventories was due to clearance of slower moving merchandise items. The increase in growing inventories was primarily due to additional supplies and work in process for plants being grown for sale during the fall 2002 season.

NINE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH NINE MONTH PERIOD ENDED JUNE 30, 2001

Sales declined 2%, indicating similar consumer demand for Christmas merchandise, living plants and related gardening products. While aggressive price discounting at Christmas and late in the 2002 spring season had a positive effect on Sales, it was not enough to offset a weaker start to the Christmas season and the 2002 spring season.

Income from Continuing Operations before Income Taxes fell to $2.4 million for the nine month period ended June 30, 2002 (the "2002 Nine Month Period") from $4.1 million for the nine month period ended June 30, 2001 (the "2001 Nine Month Period") because of the lower Sales volume and lower Gross Margin.

Gross Margin (Gross Profit divided by Sales) was 47% for the June 2002 Period compared to 51% for the 2001 Nine Month Period. The primary cause of the reduction in Gross Margin was the reduced Sales volume. For the 2002 Nine Month Period the Company had produced, at its own growing operations, a substantially higher proportion of the plants to be sold by its retail stores. When Sales for the 2002 Nine Month Period declined 2%, the Company was left with unsold plants at its retail stores and growing operations, which had to be addressed. The disposal of those plants was done partially through promotions at the retail stores, where consumer prices were sharply reduced, and by disposing of some unsold plants at the growing operations.

Operating Expenses increased 2% from approximately $9.8 million for the 2001 Nine month Period to approximately $10.0 million for the 2002 Nine month Period.

Occupancy Expenses increased from approximately $2.2 million for the 2001 Nine month Period to approximately $2.3 million for the 2002 Nine Month Period, primarily due to higher estimated property taxes for the 2002 Nine Month Period than had been estimated for the 2001 Nine Month Period.

Advertising Expenses declined 9% from approximately $1.3 million for 2001 Nine Month Period to approximately $1.2 million for the 2002 Nine Month Period, primarily due to reduced use of media other than newspapers and radio.

Depreciation and Amortization Expenses rose 3% from $676,000 for the 2001 Nine Month Period to $699,000 for the 2002 Nine Month Period as a result of capital additions completed and placed in service during fiscal 2001.

Interest Expense decreased 24%, from $878,000 for the 2001 Nine Month Period to $668,000 for the 2002 Nine Month Period, because of reduced amounts of long-term debt and lower interest rates on variable-rate debt.

DISCONTINUED OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001

Sales decreased 100%. The WLD operations were sold near the end of October 2001, and substantially all of the Turkey Creek Farms wholesale operation was liquidated by the end of December 2001.

Gross Profit decreased 100%, for the same reasons as the decrease in Sales.

Expenses decreased 100%, for the same reasons as the decrease in Sales.

Income before Income Taxes was $3,000 for the June 2002 Quarter and there was a Loss before Income Taxes of $953,000 for the June 2001 Quarter. The improvement resulted from the discontinuation of the operations.

NINE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH NINE MONTH PERIOD ENDED JUNE 30, 2001

Sales decreased 74%. The WLD operations were sold near the end of October 2001, and substantially all of the Turkey Creek Farms wholesale operation was liquidated by the end of December 2001.

Gross Profit decreased 63%, for the same reasons as the decrease in Sales.

Expenses decreased 83%, for the same reasons as the decrease in Sales.

Loss before Income Taxes was $30,000 for the 2002 Nine Month Period compared to $1,018,000 for the 2001 Nine Month Period. The improvement resulted from the discontinuation of the operations.

CHANGES IN ASSETS AND LIABILITIES

Accounts Receivable decreased from $887,000 at June 30, 2001 to $49 at June 30, 2002 because most of the receivables related to the discontinued operations were either collected or written-off. The Company expects to collect the remaining balances.

Inventories decreased from $1,434,000 at June 30, 2001 to $0 at June 30, 2002 because substantially all of the inventories related to the discontinued operations were either sold or otherwise liquidated.

Accounts Payable decreased from $615,000 at June 30, 2001 to $0 at June 30, 2002 because substantially all of the payables related to the discontinued operations were paid.

Accrued Expenses decreased from $957,000 at June 30, 2001 to $0 at June 30, 2002 because substantially all of the accrued expenses related to the discontinued operations were paid.

FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

Cash Flows Provided by Operating Activities were approximately $6.4 million for the 2002 Nine Month Period, compared to approximately $870,000 for the 2001 Nine Month Period. The primary causes of the improvement were:

O A refund of federal income taxes of approximately $1.1 million was received during the 2002 Nine Month Period, as compared to federal income taxes paid of approximately $1.4 million during the 2001 Nine Month Period.

O Inventories were reduced by approximately $1.2 million for the 2002 Nine Month Period. Inventories had increased by $302,000 for the 2001 Nine Month Period.

O Accounts Payable and Accrued Expenses increased by approximately $1.1 million for the 2002 Nine Month Period. Accounts Payable and Accrued Expenses had increased by $91,000 for the 2001 Nine Month Period.

Cash flows Used for Investing Activities were approximately $111,000 for the 2002 Nine Month Period, compared to $423,000 for the 2001 Nine Month Period. The Company is limiting the amount of capital expenditures for fiscal 2002 to a greater extent than it did for fiscal 2001.

Cash Flows Used for Financing Activities were approximately $1.0 million for the 2002 Nine Month Period, compared to Cash Flows Provided by Financing Activities of approximately $0.4 million for the 2001 Nine Month Period. During the 2002 Nine Month Period the Company repaid approximately $1.2 million in long-term debt.

The Company has improved its liquidity position at June 30, 2002 by (i) reducing Notes Payable and Long Term Debt by approximately $1.7 million, and (ii) increasing Cash by $3.4 million.

The Company's business is seasonal, and it relies on its revolving line of credit arrangement to provide working capital during seasons of lower sales volumes. Typically, the Company borrows from the revolving line of credit during the quarter ending March 31, and repays those borrowings quickly during the spring selling season included in the quarter ending June 30. Continued availability of funds from the revolving line of credit depends upon the Company's continued compliance with its loan covenants. At June 30, 2002 the Company was in compliance with all of its loan covenants. The Company does not anticipate any problem in meeting its capital requirements or staying within the requirements of its loan covenants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2002 the Company had the following contractual obligations (amounts in thousands):

                                                                         FISCAL YEAR ENDING SEPTEMBER 30
                                                 --------------------------------------------------------------------------------
                                                 2002(1)       2003        2004        2005        2006     Thereafter    Totals
                                                 --------    --------    --------    --------    --------    --------    --------
Long-term debt (including current portion)(2)    $    184    $    557    $    608    $    662    $    715    $  6,149    $  8,875

Future minimum lease payments under
   noncancellable operating leases (3)
                                                      560       2,144       2,130       1,567       1,001       2,322       9,724
Preferred stock with mandatory redemption
   provisions (4)                                      --          --       3,420          --          --          --       3,420
                                                 --------    --------    --------    --------    --------    --------    --------
Totals                                           $    744    $  2,701    $  6,158    $  2,229    $  1,716    $  8,471    $ 22,019
                                                 ========    ========    ========    ========    ========    ========    ========

(1) Includes amounts due between July 1, 2002 and September 30, 2002.

(2) Includes the amounts due under the amended term loans described in Note 4 to Condensed Consolidated Financial Statements.

(3) Includes the additional lease obligations described in Note 7 to Condensed Consolidated Financial Statements.

(4)  Carrying amount of $2,442 as of June 30, 2002.

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

The Company's retail inventories turn over several times each year; therefore, the cost of each inventory item is approximately the same as its current replacement cost. Merchandise that is considered to have declined in quality is marked-down to estimated net realizable value on a regular basis. The physical inventories are taken at retail prices and adjusted to cost using sampling techniques that determine a markup percentage for each merchandise category in each market area.

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

Deferred income taxes - As of June 30, 2002 and 2001, and September 30, 2001 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2002 and 2001, and September 30, 2001 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted. As described below, during the fiscal year ended September 30, 2001 the Company adopted a formal plan to discontinue certain operations, and included in a loss on disposal of discontinued operations an adjustment of the carrying amount of certain property and equipment to its estimated net realizable value. The Company will adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of October 1, 2002.

Goodwill - The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Management believes that no impairment has occurred. The Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2002. As of October 1, 2002, the Company expects to have unamortized goodwill in the amount of $632,000 that will be subject to the transition provisions. Amortization expense related to goodwill was $81,000 and $108,000 for the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of June 30, 2002, we had no foreign exchange contracts or options outstanding.

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

At June 30, 2002 Calloway's had variable rate debt of $3.2 million, out of total long-term debt of $8.9 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $32,000 for the variable-rate debt.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, filed herewith.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

                                  CALLOWAY'S NURSERY, INC.


                                  By /s/ James C. Estill
                                     ------------------------------------------
                                  James C. Estill, President and
                                  Chief Executive Officer


                                  By /s/ Daniel G. Reynolds
                                     ------------------------------------------
                                  Daniel G. Reynolds, Vice President and Chief
                                  Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRITPION
-------                             -----------

   99            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.