Form 10-K
period 2002-09-30
CALLOWAYS NURSERY INC
filed 2002-12-23
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 YES [ ] NO [X]

The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of December 6, 2002, was $3,533,000. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

6,587,762 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of December 6, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                          Page
                                                                                                       Reference
                                                                                                       Form 10-K
PART I

Item 1.           Business                                                                                   3

Item 2.           Properties                                                                                 8

Item 3.           Legal Proceedings                                                                          8

Item 4.           Submission of Matters to a Vote of Security Holders                                        8

PART II

Item 5.           Market for Registrant's Common Stock and Related
                  Shareholder Matters                                                                        9

Item 6.           Selected Financial Data                                                                   10

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       10

Item 7.A.         Quantitative and Qualitative Disclosures about Market Risk                                19

Item 8.           Financial Statements and Supplementary Data                                               19

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                       19

PART III

Item 10.          Directors and Executive Officers of the Registrant                                        20

Item 11.          Executive Compensation                                                                    20

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                                                20

Item 13.          Certain Relationships and Related Transactions                                            20

PART IV

Item 14.          Controls and Procedures                                                                   21

Item 15.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                                       21

PART I
ITEM 1. BUSINESS

ABOUT CALLOWAY'S NURSERY, INC.

Calloway's Nursery, Inc. (the "Company") operates retail garden centers in the three largest metropolitan areas in Texas: Dallas - Fort Worth, San Antonio and Houston, reaching a combined population of 11.5 million.

The Company's management team consists of professionals that have worked together for most of the time that the Company has been in operation. This team strives to enable each area of the Company to continuously improve its products and services.

OPERATIONS

Founded in 1986, the Company's first four retail stores opened, in Dallas, in 1987. Since that time, the Company has grown to 26 retail stores: 16 Calloway's Nursery retail stores in the Dallas - Fort Worth market ("Dallas - Fort Worth Market"), 7 Calloway's Nursery retail stores in the San Antonio market ("San Antonio Market") and 3 Cornelius Nurseries retail stores in the Houston market ("Houston Market").

The Company added Miller Plant Farms, an established growing operation for the production of living plants, in fiscal 1997.

In fiscal 1999 the Company acquired Cornelius Nurseries, Inc. (the "Cornelius Acquisition"), which included Cornelius Nurseries and Turkey Creek Farms, as well as the Wholesale Landscape Distributors wholesale operations in Houston and Austin ("WLD").

In fiscal 2001 the Company decided to discontinue the wholesale aspects of its operations, which had been a part of the wholesale and growing segment. It sold all of the WLD operations in October 2001, and repositioned Turkey Creek Farms to produce plant material exclusively for the retail stores, thus discontinuing wholesale sales to unrelated third parties. The sale of excess inventory at Turkey Creek Farms was completed by December 31, 2001. In connection with that decision, the Company incurred a loss from discontinued operations of $3,687,000, or $.59 per diluted share in fiscal 2001.

In fiscal 2002 the Company decided to sell Turkey Creek Farms and discontinue the plant material that it produced. In connection with that decision, the Company incurred a loss from discontinued operations of $1,095,000, or $.17 per diluted share in fiscal 2002. The Company has entered into a contract to sell Turkey Creek Farms for an amount in excess of its carrying value that, if completed, will be recorded in fiscal 2003. There can be no assurance, however, that such a sale will be completed.

In fiscal 2002 the Company entered the San Antonio Market by leasing seven former nursery locations. This new market entry did not constitute a business combination.

RETAIL

CALLOWAY'S NURSERY
CORNELIUS NURSERIES

The Company operates twenty-six retail stores:

     -    16 Calloway's Nursery stores in the Dallas-Fort Worth Market

     -    7 Calloway's Nursery stores in the San Antonio Market

     -    3 Cornelius Nurseries stores in the Houston Market

Locations are selected on the basis of demographic data, traffic patterns and shopping habits. All 26 retail stores are Company-operated.

The Company focuses on quality and breadth of selection in bedding plants and nursery stock, complemented by other related garden products such as soil amendments and fertilizers. Apart from Christmas, approximately two-thirds of its retail sales are derived from living plants. The remaining one-third is made up of products that primarily relate to their care and nurturing.

All retail stores sell Christmas merchandise. The Houston Market stores have developed a stronger and more financially beneficial focus on Christmas than have the Dallas-Fort Worth market stores.

GROWING

MILLER PLANT FARMS

In 1997 the Company acquired an established facility for the production of living plants - Miller Plant Farms. This growing facility was developed by Mike Miller, who has continued to manage the facility since it was acquired by the Company. Miller Plant Farms produces roses, ground covers, caladiums, perennials, hollies and flowering shrubs.

Miller Plant Farms is dependent upon sales of its products by the Company's retail stores. Therefore, weaker-than-expected sales by the Company's retail stores may result in excess inventory at Miller Plant Farms. Such excess inventory may have to be marked-down, with a resulting negative impact on the Company's profitability.

INDUSTRY

Texas is the third largest retail market in the United States for "green industry" sales, which includes (i) wholesale grower sales, (ii) landscape-related sales, and (iii) home center and mass merchandiser retail sales and (iv) retail garden center sales (which includes the Company's retail stores).

According to the Office of the Comptroller of Public Accounts, Texas green industry sales increased from approximately $6.3 billion in 1997 to approximately $8.0 billion in 2001. However, retail garden center sales have declined each year from 1997 - 2001, from approximately $1.8 billion in 1997 to approximately $1.5 billion in 2001. The most rapid growth for green industry sales over that period has been in home center and mass merchandiser retail sales.

The Company has retail stores in the three (3) largest markets in Texas, the Dallas - Fort Worth Market, the San Antonio Market and the Houston Market. Together, these three markets account for approximately 38% of Texas' retail garden center sales.

EXECUTIVE OFFICERS OF THE REGISTRANT

Jim Estill, 55, is Chairman of the Board, President and Chief Executive Officer. Along with John Cosby and John Peters, Mr. Estill co-founded the Company in 1986. Prior to that, Mr. Estill worked with Sunbelt Nursery Group, as President and Chief Executive Officer. Mr. Estill received his BBA in Finance from Texas Christian University in 1969, and his MBA from TCU in 1977. A Texas Master Certified Nursery Professional, Mr. Estill is a Texas Master Certified Nursery Professional ("TMCNP").

Sterling Cornelius, 80, is President of Cornelius Nurseries, Inc., and a Director of the Company. Mr. Cornelius has been with Cornelius Nurseries since his father founded the business in 1937, except for the period 1941-1945, when he served in the U.S. Navy during World War II. Mr. Cornelius is a recognized leader in the nursery industry, having been President of the Texas Nursery and Landscape Association ("TNLA"), President of the Houston Landscape Nurserymen's Association, Chairman of the Drafting Committee - Texas Certified Nursery Professional Manual and Examination, Member of the Board of Trustees of the Texas Agricultural Lifetime Leadership Board, and a member of the Texas Certified Nurserymen's Professional Committee. He is the only two-time recipient of the "Outstanding Nurseryman Award" - the highest honor that TNLA can bestow on one of its members. Mr. Cornelius is also active in many community efforts, including past membership on the Board of Directors of the Houston Chamber of Commerce and the President's Council of Houston Baptist University.

John Cosby, 59, is Vice President, Secretary and a Director. Mr. Cosby, along with Jim Estill and John Peters, co-founded the Company in 1986. He developed all of Calloway's Nursery retail store locations, including site selection and development, as well as lease and acquisition negotiations. Prior to 1986, Mr. Cosby worked at Sunbelt Nursery Group, serving as Vice President -- Corporate Development and at Pier 1 Imports as Real Estate Manager. Mr. Cosby received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Mediator, Mr. Cosby is Past Chairman of Optical Federal Credit Union, and Past President of the Dispute Resolution Services of Tarrant County.

John Peters, 51, is Vice President and Director of the Company. Mr. Peters, along with Jim Estill and John Cosby, co-founded the Company in 1986. He developed the original staff into a team of industry professionals. He has primary responsibility for distribution, human resources and administration. Prior to 1986, Mr. Peters worked with Sunbelt Nursery Group as Senior Vice President of Operations, where he was responsible for operations of all subsidiaries, including more than 100 stores in five states, and two growing operations. Mr. Peters attended Texas Christian University. A TMCNP, Mr. Peters is Past Chairman of the TNLA, and currently serves on the TNLA Education and Research Foundation.

Dan Reynolds, 45, is Vice President, Chief Financial Officer and Assistant Secretary. Mr. Reynolds joined the Company in 1990, where he developed its financial, operating and merchandising decision-support systems. His responsibilities include all financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. Mr. Reynolds also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Mr. Reynolds worked with Atmos Energy Corporation as Financial Systems Manager and KPMG LLP as Supervising Senior Accountant. Mr. Reynolds received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Mr. Reynolds is Past President of the Fort Worth Chapter of Financial Executives Institute.

George Wechsler, 86, is Vice President a Director of the Company. Mr. Wechsler joined the Company and was elected to the Board of Directors in 2002. He is a Past President of the TNLA, and a past recipient of their "Outstanding Nurseryman Award".

Sam Weger, 52, is Vice President, Merchandising. Mr. Weger began with the Company in retail store management in 1987 with the opening of the first stores. He has primary responsibility for the administration of planning, procurement and replenishment of all merchandise lines. Prior to 1987, Mr. Weger was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Mr. Weger received his BBA in Political Science and Education from Fort Hays State University. A TMCNP, Mr. Weger is a Director of the TNLA, Past President of TNLA, Region 5, and Past Chairman of the TNLA Education Committee.

CHALLENGES

Like any business, the Company faces certain challenges. The biggest challenges are:

     The nursery business is highly competitive. In the Dallas-Fort Worth, Houston and San Antonio markets, the Company competes with both:

          o    Other retail garden centers, and

          o    Home centers and mass merchandisers.

     There are hundreds of retail garden centers in the Dallas-Fort Worth, Houston and San Antonio markets.

     The home centers and mass merchandisers include The Home Depot, Lowe's and Wal-Mart. These competitors are much larger than the Company and have many more store locations in the Dallas-Fort Worth, Houston and San Antonio markets.

     The business is seasonal. About 40% of sales occur in the third fiscal quarter, which is the most profitable quarter.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K Report contains forward-looking statements. The Company is including this cautionary statement for the express purpose of providing the Company with the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Report.

Expected future results, products and service performance or other non-historical facts are forward-looking and reflect management's current perspective on existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of its business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the costs and benefits of discontinuing certain operations, and other risks and uncertainties defined from time to time in the Company's Securities and Exchange Commission filings.

Therefore, each reader of this report is cautioned to consider carefully the risk factors listed above, as well as any specific factors discussed with a forward-looking statement in this Report and disclosed in the Company's filings with the Securities and Exchange Commission, as such risks and factors, in some cases, have affected, and in the future (together with other factors) could affect, the Company's ability to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Report.

ITEM 2. PROPERTIES

The typical retail store is located in a high-traffic shopping area. All are free standing stores.

Most of the Company's sixteen Dallas - Fort Worth Market retail stores have a similar configuration, consisting of a building, greenhouse and outdoor nursery yard. The average Dallas - Fort Worth Market retail store has about 60,000 square feet of retail space.

Each of the three Houston Market retail stores has a different configuration. All three of them include, at a minimum, a building and an outdoor nursery yard. All three Houston Market retail stores are about the same overall size as the average Dallas - Fort Worth Market retail store.

Each of the seven San Antonio Market retail stores has a different configuration. All seven of them include, at a minimum, a building and an outdoor nursery yard. The average San Antonio Market retail store has about 40,000 square feet of retail space.

As of September 30, 2002 the Company operated 26 stores:

     - 16 Calloway's Nursery retail stores in the Dallas - Fort Worth Market. 11 are leased and 5 are company-owned.

     - 7 Calloway's Nursery retail stores in the San Antonio Market. All 7 are leased.

     - 3 Cornelius Nurseries retail stores in the Houston Market. All 3 are company-owned.

The Company owns a nursery growing facility: Miller Plant Farms, near Tyler, Texas (approximately 80 acres).

The Company leases its corporate office, which is located in an office building in Fort Worth, Texas. The Company also leases a warehouse/distribution center in Fort Worth, Texas.

The Company has entered into a contract to sell its Turkey Creek Farms growing facility (approximately 160 acres) for an amount in excess of its carrying value that, if completed, will be recorded in fiscal 2003. There can be no assurance, however, that such a sale will be completed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock has been traded on NASDAQ under the symbol CLWY since the initial public offering on June 26, 1991. Through March 20, 2002 the common stock traded on the NASDAQ National Market. Since March 21, 2002 the common stock has traded on the NASDAQ SmallCap Market. The symbol has continued to be CLWY.

The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:

                                 High           Low           Close
                              ----------     ----------     ----------
FISCAL YEAR 1998
First Quarter                 $    2.063     $    1.094     $    1.375
Second Quarter                     2.875          1.313          2.844
Third Quarter                      3.125          1.875          2.250
Fourth Quarter                     2.313           .938          1.188
                              ----------     ----------     ----------
FISCAL YEAR 1999
First Quarter                      1.375          1.000          1.125
Second Quarter                     1.500          1.125          1.313
Third Quarter                      2.000          1.250          1.375
Fourth Quarter                     1.563          1.125          1.125
                              ----------     ----------     ----------
FISCAL YEAR 2000
First Quarter                      1.438           .938          1.188
Second Quarter                     1.500           .969          1.375
Third Quarter                      1.500           .813          1.188
Fourth Quarter                     1.750          1.125          1.375
                              ----------     ----------     ----------
FISCAL YEAR 2001
First Quarter                      1.750          1.063          1.250
Second Quarter                     1.625          1.141          1.188
Third Quarter                      1.600          1.000          1.300
Fourth Quarter                     1.390           .850           .940
                              ----------     ----------     ----------
FISCAL YEAR 2002
First Quarter                      1.210           .680           .950
Second Quarter                     1.300           .800          1.130
Third Quarter                      1.280          1.000          1.050
Fourth Quarter                $    1.140           .700     $     .890
                              ==========     ==========     ==========

The closing price of the common stock on December 6, 2002, as reported by NASDAQ, was $.87. As of December 6, 2002 there were approximately 500 shareholders of record, and approximately 1,800 beneficial shareholders.

The Company has never paid cash dividends on common stock. The Company intends to retain earnings for further development of the business and, therefore, does not intend to pay cash dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. Comparability of the Statement of Operations data for 2002, 2001 and 2000, and the Balance Sheet data for 2002, 2001, 2000 and 1999, was impacted by the Cornelius Acquisition. In addition, the Statement of Operations data reflects the discontinuance of the wholesale operations and the Turkey Creek Farms operations.

                             SELECTED FINANCIAL DATA
                 (Amounts in millions, except per share amounts)

Statement of operations data                       2002           2001           2000          1999           1998
----------------------------                    ----------     ----------     ----------    ----------     ----------
Net sales                                       $     43.3     $     43.5     $     44.6    $     30.4     $     27.1
Income (loss) from continuing operations
                                                       0.1            1.6            2.0           0.4           (0.3)
Net income (loss)                               $     (1.0)    $     (2.1)    $      1.7    $       .4     $      (.3)
Income (loss) per common share from
continuing operations:
     Basic                                      $     (.05)    $      .20     $      .32    $      .07     $     (.05)
     Diluted                                    $     (.05)    $      .20     $      .30    $      .07     $     (.05)
Net income (loss) per common share:
     Basic                                      $     (.22)    $     (.40)    $      .26    $      .07     $     (.05)
     Diluted                                    $     (.22)    $     (.39)    $      .25    $      .07     $     (.05)

Balance sheet data                                 2002           2001           2000          1999           1998
------------------                              ----------     ----------     ----------    ----------     ----------
Total assets                                    $     24.1     $     27.3     $     31.0    $     26.3     $     14.7
Long-term debt, net                                    8.2            8.6            9.8           9.0            3.0
Redeemable preferred stock                      $      2.5     $      2.2     $      1.9    $      1.9             --
                                                ==========     ==========     ==========    ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment. In fiscal 2002 the Company decided to sell its Turkey Creek Farms growing operation and discontinue the merchandise that it produced (see Note 20 to Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 30, 2002 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001

Income from Continuing Operations before Income Taxes for 2002 was lower than it was for 2001, primarily due to reduced gross profit.

Sales declined 0.4% from 2001, indicating a small reduction in consumer demand for Christmas merchandise, living plants and related gardening products. While aggressive price discounting at Christmas and late in the 2002 spring season had a positive effect on sales, it was not enough to offset a weaker start to the Christmas season and the 2002 spring season.

Same-store sales (sales in the 19 retail stores that had been open for at least 12 months at the beginning of fiscal 2002) declined 2%. The opening of 7 new retail stores in the San Antonio Market in the fourth quarter did not provide enough additional sales to offset the decline that was experienced during the first three quarters.

Gross profit declined 6.3% from 2001. The decline was primarily attributable to
(i) the decline in sales, and (ii) a corresponding decline in gross margin (gross profit as a percentage of sales). Gross margin declined to 46.5% in 2002 from 49.5% for 2001. For fiscal 2002 the Company produced, at its own growing operations, a substantially higher proportion of the plants to be sold by its retail stores. When same-store sales declined 2%, the Company was left with unsold plants at its retail stores and growing operations, which had to be addressed. The disposal of those plants was done partially through promotions at the retail stores, where consumer prices were sharply reduced, and by disposing of some unsold plants at the growing operations.

Operating expenses increased 5.8%. The increase was primarily attributable to the opening of 7 retail stores in the San Antonio Market.

Occupancy expenses increased 12.1%. The increase was primarily attributable to the opening of 7 retail stores in the San Antonio Market.

Advertising expenses decreased 2.1%. The decrease was primarily attributable to reduced use of media other than newspapers and radio.

Depreciation and amortization decreased 3.3%. The decrease was primarily attributable to lower capital expenditures over the past several fiscal years, which resulted in an increased amount of assets becoming fully-depreciated.

Interest expense decreased 23.6%. The decrease was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, (iii) lower interest rates.

Interest income increased 22.2%. The increase was primarily attributable to increased amounts of cash and cash equivalents.

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

Interest income decreased 55.0%, due to lower levels of cash and cash equivalents maintained during the year.

DISCONTINUED OPERATIONS

YEAR ENDED SEPTEMBER 30, 2002 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001

Sales decreased 50%. The decrease was primarily attributable to the October 2001 sale of the WLD wholesale operations to an unrelated third party. The Turkey Creek Farms operation was a wholesale operation for all of fiscal 2001 and the first quarter of fiscal 2002, and was a growing operation that sold only to the Company's retail stores for the last 3 quarters of fiscal 2002. Total Turkey Creek sales for fiscal 2001 and fiscal 2002 were about the same.

Gross Profit decreased 232%, primarily because substantially more inventory was grown at the Turkey Creek Farms growing operation in 2002 than was sold to the Company's retail stores. Approximately $1.2 million of that inventory was written-off and charged to cost of goods sold when the Company decided to sell the Turkey Creek Farms growing operation and discontinue the merchandise that it produced.

Expenses decreased 76%, primarily attributable to the October 2001 sale of the WLD wholesale operations to an unrelated third party.

Loss before Income Taxes was $1,738,000 for fiscal 2002 compared to $1,210,000 for fiscal 2001. The increased loss was primarily attributable to the aforementioned inventory write-down at the Turkey Creek Farms growing operation in 2002.

YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

Sales decreased 6%. The decrease in sales was primarily attributed to continued pressure from lower cost wholesalers.

Gross Margin declined from 32% for fiscal 2000 to 13% for fiscal 2001. The decline was a result of the substantial decline in sales which caused excessive quantities of inventory that had to be marked down to lower of cost or market.

Expenses declined 29%. The decline was a result of reduced expenses needed to support the reduced volume of sales.

The aforementioned factors caused the loss before income taxes to increase from approximately $0.5 million for fiscal 2000 to approximately $1.2 million for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $2,937,000 for fiscal 2002, compared to cash flows used for operating activities of $933,000 for fiscal 2001. The improvement was primarily attributed to (i) an income tax refund of approximately $1.1 million was received in fiscal 2002, whereas in fiscal 2001 the Company made income tax payments of approximately $1.5 million, (ii) an increase in accounts payable and accrued expenses of approximately $1.1 million.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows used for investing activities decreased to $230,000 for fiscal 2002 from $284,000 for fiscal 2001. The decrease was attributable to the Company's continued curtailment of capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used for financing activities were $1,192,000 for fiscal 2002 compared to cash flows used for financing activities of $187,000 for fiscal 2001. The increase was primarily attributable to the net repayment of $730,000 owed under the revolving line of credit arrangement during fiscal 2002.

The Company has improved its liquidity position at September 30, 2002 by (i) reducing notes payable and long term debt by approximately $2.5 million, and
(ii) increasing cash and cash equivalents by $2.2 million.

The Company's business is seasonal, and it relies on its revolving line of credit arrangement to provide working capital during seasons of lower sales volumes. Typically, the Company borrows from the revolving line of credit during the quarter ending March 31, and repays those borrowings quickly during the spring selling season included in the quarter ending June 30. Continued availability of funds from the revolving line of credit depends upon the Company's continued compliance with its loan covenants. At September 30, 2002 the Company was in compliance with all of its loan covenants. The Company does not anticipate any problem in meeting its capital requirements or staying within the requirements of its loan covenants during fiscal 2003.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2002 the Company had the following contractual obligations (amounts in thousands):

                                                                        FISCAL YEAR ENDING SEPTEMBER 30
                                                --------------------------------------------------------------------------------
                                                  2003        2004        2005        2006        2007     Thereafter    Totals
                                                --------    --------    --------    --------    --------   ----------   --------
Long-term debt (including current portion)      $    501    $    575    $    645    $    720    $    651    $  5,655    $  8,747
Future minimum lease payments under
   noncancellable operating leases                 2,480       2,408       1,923       1,366         850       1,868      10,895
Preferred stock with mandatory redemption
   provisions (1)                                     --       3,420          --          --          --          --       3,420
                                                --------    --------    --------    --------    --------    --------    --------
Totals                                          $  2,981    $  6,403    $  2,568    $  2,086    $  1,501    $  7,523    $ 23,062
                                                ========    ========    ========    ========    ========    ========    ========

(1) Carrying amount of $2,538 as of September 30, 2002.

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

         o        Accrued expenses.

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

Deferred income taxes - As of September 30, 2002 and 2001 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2002 and 2001 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

Goodwill - The Company has assessed the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, has been measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill could be impacted if estimated future operating cash flows are not achieved. Management believes that no impairment has occurred. As discussed below, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and will no longer amortize goodwill.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statements 141 and 142

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, Business Combinations ("Statement 141") and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142").

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superceded by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon adoption.

Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 142 as of October 1, 2002, and will no longer amortize goodwill.

Statement 141 will also require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassification in order to conform to the new criteria in Statement 141 for recognition apart from goodwill.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations, effective as of the first quarter of fiscal 2003.

As of October 1, 2002 the Company has unamortized goodwill in the amount of $631,000 that is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $109,000, $108,000 and $108,000 for the fiscal years ended September 30, 2002, 2001 and 2000. Because of the extensive effort that will be needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Statement 144

In August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

Statement 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company early-adopted Statement 144 as of October 1, 2001, recording a loss on discontinued operations of $1,095,000 (net of tax benefits of $643,000) for fiscal 2002. See Note 20 to the Consolidated Financial Statements for the assets and liabilities of the discontinued operations.

Statement 145

In April 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 updates, clarifies, and simplifies existing accounting pronouncements.

Statement 145 rescinds Statement 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under Statement 145 an enterprise will not be precluded from classifying gains and losses on extinguishments transactions as an extraordinary item if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.

Statement 145 also amends Statement 13 for transactions occurring after May 15, 2002 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions shall be accounted for in the same manner as sale-leaseback transactions.

All other provisions of Statement 145 are effective for financial statements issued on or after May 15, 2002, with early adoption encouraged. Statement 145 had no impact on the Company's Consolidated Financial Statements.

Statement 146

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with (i) an exit activity that does not involve an entity newly acquired in a business combination and (ii) disposal activities within the scope of Statement 144.

An exit activity includes but is not limited to restructuring costs. Statement 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. It significantly reduces an entity's ability to recognize a liability for future expenses related to a restructuring.

The costs within the scope of Statement 146 include (i) certain termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit covered by other accounting pronouncements, (ii) costs to terminate a contract that is not a capital lease, and (iii) other associated costs (such as costs to close or consolidate facilities).

In general, an entity will record and measure a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred (that is, when it meets the definition of a liability).

The provisions of Statement 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of Statement 146 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including fluctuations in interest rates. The Company does not enter into transactions designed to mitigate such market risks, nor does the Company enter into any transactions in derivative securities for trading or speculative purposes. As of September 30, 2002, the Company had no foreign exchange contracts or options outstanding.

The Company manages its interest rate risk by balancing (a) the amount of variable-rate long-term debt with (b) the amounts due under long-term leases, which typically have fixed rental payments that do not fluctuate with interest rate changes. For its variable-rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future operations and cash flows, assuming other factors are held constant.

At September 30, 2002 the Company had variable rate long-term debt of $3.1 million, out of total long-term debt of $8.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on income before income taxes and cash flows for next year of approximately $31,000 for the variable-rate long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included in a separate section of this Report. The index is included under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with regard to executive officers is included in Part I of this Report under the caption "Executive Officers of the Registrant". The other information required by this item is incorporated by reference from the Company's Proxy Statement.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

On December 18, 2002 (the "Evaluation Date") an evaluation was performed by the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to the Evaluation Date there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and procedures for financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Independent Auditors' Report - KPMG LLP                                                                F-1

Consolidated Balance Sheets - September 30, 2002 and 2001                                              F-2

Consolidated Statements of Operations - Years Ended
   September 30, 2002, 2001 and 2000                                                                   F-3

Consolidated Statements of Shareholders' Equity - Years Ended
   September 30, 2002, 2001 and 2000                                                                   F-4

Consolidated Statements of Cash Flows - Years Ended
   September 30, 2002, 2001 and 2000                                                                   F-5

Notes to Consolidated Financial Statements                                                             F-6

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

     (b)  Form of Bylaws of the Registrant. (Exhibit (3)(b))(1)

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

     (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit
          (10)(i))(1)

     (h) Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996. (Exhibit (10)(m))(2)

     (i) Extension of Employment Agreement between the Registrant and John T. Cosby dated July 2, 1996. (Exhibit (10)(n))(2)

     (j) Extension of Employment Agreement between the Registrant and John S. Peters dated July 2, 1996. (Exhibit (10)(o))(2)

     (k) Employment Agreement between the Registrant and C. Sterling Cornelius dated September 21, 1999. (Exhibit (10)(k))(3)

     (l) Extension of Employment Agreement between the Registrant and James C. Estill dated May 9, 2001. (Exhibit (10)(p))(4)

     (m) Extension of Employment Agreement between the Registrant and John T. Cosby dated May 9, 2001. (Exhibit (10)(q))(4)

     (n) Extension of Employment Agreement between the Registrant and John S. Peters dated May 9, 2001. (Exhibit (10)(r))(4)

     (o) Cornelius Nurseries, Inc. President Profit Bonus Plan for the Fiscal Year Ending September 30, 2003. (Exhibit (10.1)(5)

     (p) Calloway's Nursery, Inc. Management Profit Bonus Plan for the Fiscal Year Ending September 30, 2003. (Exhibit (10.2)(5)

     (q) Form of Indemnification Agreement dated November 14, 2002 between the Registrant and each of Dr. Stanley Block, Sterling Cornelius, John T. Cosby, James C. Estill, Daniel R. Feehan, Timothy J. McKibben, John S. Peters, Daniel G. Reynolds, George J. Wechsler and David S. Weger. (Exhibit 10.3)(5)

(21) (a)  Subsidiaries of the Registrant.(Exhibit 21)(5)

(23) (d)  Consent of KPMG LLP. (Exhibit 23)(5)

(99) (a)  Calloway's Nursery, Inc. Stock Purchase Plan.(Exhibit (28))(6)

(99) (b)  Calloway's Nursery, Inc. 1991 Stock Option Plan.(Exhibit (10)(d))(1)

(99) (c) Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent Directors. (Exhibit (99)(c))(7)

(99) (d)  Calloway's Nursery, Inc. 1996 Stock Option Plan. (Exhibit A)(8)

(99) (e)  Calloway's Nursery, Inc. 1997 Stock Option Plan. (Exhibit A)(9)

(99) (f)  Calloway's Nursery, Inc. 1998 Stock Option Plan. (Exhibit A)(10)

(99) (g)  Calloway's Nursery, Inc. 1999 Stock Option Plan. (Exhibit A)(11)

(99) (h)  Calloway's Nursery, Inc. 2000 Stock Option Plan. (Exhibit A)(12)

(99) (i)  Calloway's Nursery, Inc. 2001 Stock Option Plan. (Exhibit A)(13)

(99) (j)  Form of Calloway's Nursery, Inc. 2002 Stock Option Plan (Exhibit
          99.1)(5)

(99) (k) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 99.2)(5)

(b) REPORTS ON FORM 8-K

On October 31, 2002 the Company filed a Form 8-K disclosing its receipt of a letter from NASDAQ indicating that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4), and that the Company will be provided 180 calendar days, or until April 22, 2003, to regain compliance. If compliance with the aforementioned rule cannot be demonstrated by April 22, 2003, the NASDAQ will determine whether the Company meets the initial listing criteria for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). If it meets the initial listing criteria, the Company may be granted an additional 180 calendar day grace period to demonstrate compliance. The Company believes that it currently does meet the aforementioned initial listing criteria.

----------

(1) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the securities and Exchange Commission, and effective June 26, 1991.

(2) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.

(4) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2001.

(5)      Filed herewith.

(6) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission, and effective March 3, 1992.

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K for the fiscal year ended September 30, 1995.

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

(12) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

(13) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CALLOWAY'S NURSERY, INC.

                                    By:

                                    /s/ James C. Estill
                                    --------------------------------------------
                                    James C. Estill, President and
                                    Chief Executive Officer


                                    /s/ Daniel G. Reynolds
                                    --------------------------------------------
                                    Daniel G. Reynolds, Vice President and Chief
                                    Financial Officer

                                    Dated: December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.

Name                                                 Title                      Date
----                                                 -----                      ----

/s/ Dr. Stanley Block                                Director                   December 20, 2002
--------------------------------------
Dr. Stanley Block

/s/ C. Sterling Cornelius                            Director                   December 20, 2002
--------------------------------------
C. Sterling Cornelius

/s/ John T. Cosby                                    Director                   December 20, 2002
--------------------------------------
John T. Cosby

/s/ James C. Estill                                  Director                   December 20, 2002
--------------------------------------
James C. Estill

/s/ Daniel R. Feehan                                 Director                   December 20, 2002
--------------------------------------
Daniel R. Feehan

/s/ Timothy J. McKibben                              Director                   December 20, 2002
--------------------------------------
Timothy J. McKibben

/s/ John S. Peters                                   Director                   December 20, 2002
--------------------------------------
John S. Peters

/s/ George J. Wechsler                               Director                   December 20, 2002
--------------------------------------
George J. Wechsler

                                 CERTIFICATIONS

I, Daniel G. Reynolds, certify that:

     2. I have reviewed this annual report on Form 10-K of Calloway's Nursery, Inc.;

     3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

     6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: December 20, 2002

          /s/ Daniel G. Reynolds
          ------------------------------------------
          Daniel G. Reynolds
          Vice President and Chief Financial Officer

I, James C. Estill, certify that:

     1. I have reviewed this annual report on Form 10-K of Calloway's Nursery, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: December 20, 2002

          /s/ James C. Estill
          -------------------------------------
          James C. Estill
          President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheets of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company early adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective October 1, 2001.

                                                      KPMG LLP

Fort Worth, Texas
November 22, 2002

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (amounts in thousands, except share and per share amounts)

                                                ASSETS
                                                                      September 30,     September 30,
                                                                           2002             2001
                                                                      -------------     -------------
Cash and cash equivalents                                              $      2,475      $        279
Accounts receivable                                                             356               433
Inventories                                                                   5,017             5,221
Prepaids and other assets                                                        59               230
Deferred income taxes, current                                                  263                55
Income taxes receivable                                                         119             1,180
Current assets of discontinued operations                                     1,333             3,668
                                                                       ------------      ------------
   Total current assets                                                       9,622            11,066
Property and equipment, net                                                  12,093            12,630
Goodwill, net of accumulated amortization
   of $1,342 and $1,233, respectively                                           631               740
Deferred income taxes                                                         1,568             1,301
Other assets                                                                    211               266
Noncurrent assets of discontinued operations                                     --             1,258
                                                                       ------------      ------------
     Total assets                                                      $     24,125      $     27,261
                                                                       ============      ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                       $      2,749      $      2,128
Accrued expenses                                                              2,019             1,534
Notes payable, current                                                           --               730
Current portion of long-term debt                                               501               732
Deferred income taxes, current                                                   --               187
Current liabilities of discontinued operations                                  487             2,304
                                                                       ------------      ------------
   Total current liabilities                                                  5,756             7,615
Deferred rent payable                                                           805               929
Long-term debt, net of current portion                                        8,246             8,646
                                                                       ------------      ------------
   Total liabilities                                                         14,807            17,190
                                                                       ------------      ------------
Commitments and contingencies

Non-Voting Acquisition Preferred Stock with
   mandatory redemption provisions; redemption
   value $3,420; par value $.01 per share; 40,000
   shares authorized; 40,000 shares issued and
   34,202 shares outstanding                                                  2,538             2,180
Shareholders' equity:
     Voting convertible preferred stock; par value
      $.625 per share; 3,200,000 shares authorized;
      no shares issued or outstanding                                            --                --

     Preferred stock; par value $.01 per share;
      9,960,000 shares authorized; no shares issued
      or outstanding                                                             --                --

     Common stock; par value $.01 per share;
      30,000,000 shares authorized; 6,772,890 and
      6,498,346 shares issued, respectively;
      6,522,890 and 6,248,346  shares outstanding,
      respectively                                                               68                65
     Additional paid-in capital                                               9,885             9,610
     Accumulated deficit                                                     (1,777)             (388)
                                                                       ------------      ------------
                                                                              8,176             9,287

     Less: treasury stock, at cost (250,000 common shares)                   (1,396)           (1,396)
                                                                       ------------      ------------
     Total shareholders' equity                                               6,780             7,891
                                                                       ------------      ------------
     Total liabilities and shareholders' equity                        $     24,125      $     27,261
                                                                       ============      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)

                                                                  Year Ended        Year Ended        Year Ended
                                                                September 30,     September 30,     September 30,
                                                                     2002              2001              2000
                                                                -------------     -------------     -------------
Net sales                                                        $     43,335      $     43,494      $     44,619
Cost of goods sold                                                     23,163            21,957            21,839
                                                                 ------------      ------------      ------------
Gross profit                                                           20,172            21,537            22,780
                                                                 ------------      ------------      ------------
Operating expenses                                                     13,708            12,959            13,501
Occupancy expenses                                                      2,957             2,638             2,721
Advertising expenses                                                    1,549             1,583             1,404
Depreciation and amortization                                             876               906               902
Interest expense                                                          859             1,124             1,042
Interest income                                                           (44)              (36)              (80)
                                                                 ------------      ------------      ------------
Total expenses                                                         19,905            19,174            19,490
                                                                 ------------      ------------      ------------
Income from continuing operations before income
  taxes                                                                   267             2,363             3,290
Income tax expense                                                        203               812             1,300
                                                                 ------------      ------------      ------------
Income from continuing operations                                          64             1,551             1,990
                                                                 ------------      ------------      ------------
Discontinued operations:

   Loss from discontinued operations, net of tax
     benefits of $643, $416 and $202                                   (1,095)             (794)             (323)

   Loss on disposal of discontinued operations,
     net of tax benefits of $--, $1,515, and $--                           --            (2,893)               --
                                                                 ------------      ------------      ------------
Loss from discontinued operations                                      (1,095)           (3,687)             (323)
                                                                 ------------      ------------      ------------
Net income (loss)                                                      (1,031)           (2,136)            1,667
Accretion of preferred stock                                             (358)             (303)             (261)
Retirement of preferred stock                                              --                --               115
                                                                 ------------      ------------      ------------
Net income (loss) attributable to common
  shareholders                                                   $     (1,389)     $     (2,439)     $      1,521
                                                                 ============      ============      ============
Weighted average number of common shares outstanding
      Basic                                                             6,382             6,107             5,823
      Diluted                                                           6,382             6,290             6,002
Basic net income (loss) per common share

    Income (loss) from continuing operations                     $       (.05)     $        .20      $        .32
    Loss from discontinued operations                                    (.17)             (.60)             (.06)
    Net income (loss)                                            $       (.22)     $       (.40)     $        .26
Diluted net income (loss) per common share

    Income (loss) from continuing operations                     $       (.05)     $        .20      $        .30
    Loss from discontinued operations                                    (.17)             (.59)             (.05)
    Net income (loss)                                            $       (.22)     $       (.39)     $        .25


   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (amounts in thousands)

                                                                                 Retained
                                             Common Stock           Additional   Earnings
                                      -------------------------      Paid-in   (Accumulated
                                        Shares         Amount        Capital      Deficit)    Treasury Stock       Total
                                      ----------     ----------     ---------- ------------   --------------     ----------

Balance as of September 30, 1999           5,941     $       59     $    8,927     $      530      $   (1,396)     $    8,120
Issuance of common stock                     297              3            361             --              --             364
Net income                                    --             --             --          1,667              --           1,667
Accretion of preferred stock                  --             --             --           (261)             --            (261)
Retirement of preferred stock                 --             --             --            115              --             115
                                      ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 2000           6,238             62          9,288          2,051          (1,396)         10,005
Issuance of common stock                     260              3            322             --              --             325
Net loss                                      --             --             --         (2,136)             --          (2,136)
Accretion of preferred stock                  --             --             --           (303)             --            (303)
                                      ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 2001           6,498             65          9,610           (388)         (1,396)          7,891
Issuance of common stock                     275              3            275             --              --             278
Net loss                                      --             --             --         (1,031)             --          (1,031)
Accretion of preferred stock                  --             --             --           (358)             --            (358)
                                      ----------     ----------     ----------     ----------      ----------      ----------
Balance as of September 30, 2002           6,773     $       68     $    9,885     $   (1,777)     $   (1,396)     $    6,780
                                      ==========     ==========     ==========     ==========      ==========      ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                       Year Ended        Year Ended        Year Ended
                                                                      September 30,     September 30,     September 30,
                                                                           2002              2001              2000
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                   $     (1,031)     $     (2,136)     $      1,667
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Loss from discontinued operations (net of tax)                           1,095               794               323
     Loss on disposal of discontinued operations (net of
       tax)                                                                      --             2,893                --
     Depreciation and amortization                                              876               906               902
     Deferred income taxes                                                     (662)               61              (460)
     Stock compensation                                                         109               140               124
     (Increase) decrease in:
       Accounts receivable                                                       77              (183)             (196)
       Inventories                                                              204               622              (993)
       Income taxes receivable                                                1,061            (1,180)               --
       Prepaid expenses and other assets                                        226                 7              (227)
     Increase (decrease) in:
       Accounts payable                                                         621            (1,074)              (75)
       Accrued expenses                                                         485              (138)              532
       Income taxes payable                                                      --            (1,518)            1,439
       Deferred rent payable                                                   (124)             (127)              (57)
                                                                       ------------      ------------      ------------
     Net cash flows provided by (used for) operating
       activities                                                             2,937              (933)            2,979
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment                                         (230)             (284)           (1,714)
                                                                       ------------      ------------      ------------

     Net cash flows used for investing activities                              (230)             (284)           (1,714)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       169               185               240
   Proceeds from issuance of long-term debt                                      --             3,769             3,138

   Net borrowings (repayments) under revolving line of credit                  (730)              675              (408)
   Repayments of long-term debt                                                (631)           (4,716)           (2,114)
   Lease payments under capital lease                                            --              (100)             (160)
   Payment of debt issuance costs                                                --                --               (70)
   Retirement of preferred stock                                                 --                --              (159)
                                                                       ------------      ------------      ------------
     Net cash flows provided by (used for) financing
       activities                                                            (1,192)             (187)              467
                                                                       ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents from
   continuing operations                                                      1,515            (1,404)            1,732
                                                                       ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents from
   discontinued operations                                                      681             1,270            (1,381)
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                          2,196              (134)              351
                                                                       ------------      ------------      ------------

Cash and cash equivalents at beginning of year                                  279               413                62
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year                               $      2,475      $        279      $        413
                                                                       ============      ============      ============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                            $        859      $      1,124      $      1,043
   Income taxes                                                        $        251      $      1,518                --

In 2000 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $159. The redeemed Preferred Stock had a redemption value of $580 and a carrying amount of $274. In 2002 and 2001 the carrying amount of the Preferred Stock was accreted by $358 and $303, respectively, to a carrying amount of $2,538 and $2,180 at September 30, 2002 and 2001, respectively.

   The accompanying notes are an integral part of these consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Calloway's Nursery, Inc. and Subsidiaries (the "Company") has been engaged in the retail, and wholesale and growing segments of the nursery business. The Company opened its first four retail stores in 1987.

The Company derives the majority of its revenues from sales to consumers of living plants and related products. No single product or customer accounts for a material portion of its revenues.

In fiscal 1999 the Company acquired certain assets of Cornelius Nurseries, Inc. and two affiliated entities ("the Cornelius Acquisition"). The Cornelius Acquisition added three retail stores in the Houston market, a growing operation near Houston and two wholesale distribution centers (one in Houston and one near Austin).

In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. In fiscal 2002 the Company decided to sell its Turkey Creek Farms growing operation and discontinue the plant material that it produced. See Note 20 for a discussion of discontinued operations.

In fiscal 2002 the Company entered the San Antonio Market by leasing seven former nursery locations. This new market entry did not constitute a business combination.

The Company has three wholly owned subsidiaries:

     Calloway's Nursery of Texas, Inc. -- is the Company's Calloway's retail stores in the Dallas - Fort Worth Market.

     Miller Plant Farms, Inc. - is the Company's growing facility near Tyler, Texas.

     Cornelius Nurseries, Inc. -- is three Cornelius retail stores in the Houston market.

Economic, weather and other circumstances that may exist from time-to-time in these areas can have a significant impact on the Company's results of operations.

All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Leasehold improvements                                Term of lease
         Land improvements                                     15 years
         Buildings                                             33 years
         Furniture and fixtures                                5 years
         Vehicles                                              3 years

As discussed below, the Company early adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective October 1, 2001.

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

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the entity. When the effects of common stock would be antidilutive due to a net loss attributable to common shareholders, basic loss per share and diluted loss per share are reported as the same number.

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

Intangibles - Goodwill has been amortized on a straight-line basis over 20 years. The Company has assessed the recoverability of this goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cash flows. The amount of goodwill impairment, if any, has been measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill could be impacted if estimated future operating cash flows are not achieved. Based on this criteria, management believes no impairment has occurred.

As further discussed below, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective October 1, 2002, and will no longer amortize goodwill.

Cash equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 11 for pro forma disclosures that show the effect on the Company's net income (loss) and net income (loss) per share as if the Company had adopted the cost recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The amount of the valuation allowance related to deferred tax assets at September 30, 2002 and 2001 has been estimated based on the weight of available evidence at September 30, 2002 and 2001. Such estimate could change in the future based on the occurrence of one or more future events.

Fair Value of Financial Instruments - The carrying values of the Company's financial instruments, other than long-term debt, approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 2002 and 2001.

Reclassifications - Certain amounts for 2000 and 2001 have been reclassified to conform to the 2002 presentation of the Discontinued Operations.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements

Statements 141 and 142

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, Business Combinations ("Statement 141") and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142").

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superceded by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon adoption.

Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 142 as of October 1, 2002, and will no longer amortize goodwill.

Statement 141 will also require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassification in order to conform to the new criteria in Statement 141 for recognition apart from goodwill.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations, effective as of the first quarter of fiscal 2003.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of October 1, 2002 the Company has unamortized goodwill in the amount of $631,000 that is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $109,000, $108,000 and $108,000 for the fiscal years ended September 30, 2002, 2001 and 2000. Because of the extensive effort that will be needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Statement 144

In August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

Statement 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company early-adopted Statement 144 as of October 1, 2001, recording a loss on discontinued operations of $1,095,000 (net of tax benefits of $643,000) for fiscal 2002. See Note 20 to the Consolidated Financial Statements for the assets and liabilities of the discontinued operations.

Statement 145

In April 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 updates, clarifies, and simplifies existing accounting pronouncements.

Statement 145 rescinds Statement 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under Statement 145 an enterprise will not be precluded from classifying gains and losses on extinguishments transactions as an extraordinary item if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement 145 also amends Statement 13 for transactions occurring after May 15, 2002 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions shall be accounted for in the same manner as sale-leaseback transactions.

All other provisions of Statement 145 are effective for financial statements issued on or after May 15, 2002, with early adoption encouraged. Statement 145 had no impact on the Company's Consolidated Financial Statements.

Statement 146

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with (i) an exit activity that does not involve an entity newly acquired in a business combination and (ii) disposal activities within the scope of Statement 144.

An exit activity includes but is not limited to restructuring costs. Statement 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. It significantly reduces an entity's ability to recognize a liability for future expenses related to a restructuring.

The costs within the scope of Statement 146 include (i) certain termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit covered by other accounting pronouncements, (ii) costs to terminate a contract that is not a capital lease, and (iii) other associated costs (such as costs to close or consolidate facilities).

In general, an entity will record and measure a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred (that is, when it meets the definition of a liability).

The provisions of Statement 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of Statement 146 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (amounts in thousands):

                                              September 30,    September 30,
                                                   2002             2001
                                              -------------    -------------
         Money market fund                     $      2,190     $          2
         Demand deposit accounts                        253              246
         Petty cash                                      32               31
                                               ------------     ------------
                                               $      2,475     $        279
                                               ============     ============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                         September 30,    September 30,
                                                              2002             2001
                                                         -------------    -------------
         Finished goods                                   $      4,006     $      3,921
         Work in process                                           929            1,184
         Supplies                                                   82              116
                                                          ------------     ------------
                                                          $      5,017     $      5,221
                                                          ============     ============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                         September 30,    September 30,
                                                              2002             2001
                                                         -------------    -------------
         Land                                             $      6,396     $      6,396
         Land improvements                                       1,010            1,010
         Leasehold improvements                                  1,111            1,138
         Buildings                                               5,116            5,069
         Furniture, fixtures and equipment                       2,892            2,877
         Vehicles                                                  683              575
         Less: accumulated depreciation and
           amortization                                         (5,115)          (4,435)
                                                          ------------     ------------
                                                          $     12,093     $     12,630
                                                          ============     ============

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following (amounts in thousands):

                                                         September 30,    September 30,
                                                              2002             2001
                                                         -------------    -------------
         Accrued salaries and related taxes and
           expenses                                       $      1,209     $        910
         Accrued bonuses                                           124               20
         Accrued property taxes                                    503              429
         Accrued sales and use taxes                               183              175
                                                          ------------     ------------
                                                          $      2,019     $      1,534
                                                          ============     ============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

The Company entered into a $5,000,000 revolving line of credit arrangement with a bank that matures on May 30, 2003 and is collateralized by inventory, accounts receivable and certain real property. The line of credit was established to supplement sources available to meet the Company's seasonal working capital needs. At September 30, 2002 and 2001 the outstanding balances were $-0- and $730,000, respectively, and the unused available credit was $5,000,000 and $4,270,000, respectively. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 4.75% at September 30, 2002.

Long-term debt consists of the following (amounts in thousands):

                                                                                                                       Monthly
                                                                                                                       Payment
                              September 30,     September 30,                                                        (Principal
        Description               2002              2001            Matures        Interest Rate     Collateral     and Interest)
        -----------           -------------     -------------    -------------   -----------------   -----------    -------------
1. Term loan, financial
   institution                $         303     $         359    December 2006   Variable (9.50)%    Real estate    $          7
2. Term loan, financial
   institution                          201               241      July 2007     Variable (7.25)%    Real estate               7
3. Term loan, financial
   institution                          847               939      June 2012     Variable (5.75)%    Real estate              10
4. Term loan, financial
   institution                          798               853     August 2012    Variable (9.125)%   Real estate              10
5. Term loan, financial
   institution                          980             1,053    October 2014    Variable (5.75)%    Real estate               9
6. Term loan, financial
   institution                          931               972     March 2015       Fixed (8.5)%      Real estate              10
7. Term loan, financial
   institution                        1,108             1,157     March 2015       Fixed (8.5)%      Real estate              12
8. Term loan, financial
   institution                        2,400             2,492    December 2015     Fixed (8.5)%      Real estate              25
9. Term loan, financial
   institution                        1,157             1,176    November 2020     Fixed (10.0)%     Real estate              12
Other                                    22               136
                              -------------     -------------
   Totals                             8,747             9,378

   Less: amounts due within
   one year                            (501)             (732)
                              -------------     -------------
                              $       8,246     $       8,646
                              =============     =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term debt are as follows (amounts in thousands):

              Year Ending September 30,
                   2003                                               $   501
                   2003                                                   575
                   2004                                                   645
                   2005                                                   720
                   2006                                                   651
                   Thereafter                                           5,655
                                                                      -------
                                                                      $ 8,747
                                                                      =======

At September 30, 2002 the Company was in compliance with all of its loan covenants.

NOTE 8 - INCOME TAXES

Total income taxes for the years ended September 30, 2002, 2001 and 2000 were allocated as follows:

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                     2002               2001               2000
                                                 -------------      -------------      -------------
Income from continuing operations                $         203      $         812      $       1,300
Discontinued operations                                   (643)            (1,931)              (202)
                                                 -------------      -------------      -------------
                                                 $        (440)     $      (1,119)     $       1,098
                                                 =============      =============      =============

Components of income tax expense (benefit) attributable to continuing operations consist of the following (amounts in thousands):

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                     2002               2001               2000
                                                 -------------      -------------      -------------
Current expense
     Federal                                     $         514      $         751      $       1,495
     State                                                 351                 --                265
                                                 -------------      -------------      -------------
     Total current                                         865                751              1,760
                                                 -------------      -------------      -------------

Deferred expense (benefit):
     Federal                                              (404)                61               (460)
     State                                                (258)                --                 --
                                                 -------------      -------------      -------------
     Total deferred                                       (662)                61               (460)
                                                 -------------      -------------      -------------
Total expense                                    $         203      $         812      $       1,300
                                                 =============      =============      =============

The differences between the Company's effective tax rate and the federal statutory tax rate of 34%, as applied to income from continuing operations before income taxes, for the fiscal years ended September 30, 2002, 2001 and 2000 are as follows (amounts in thousands):

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                     2002               2001               2000
                                                 -------------      -------------      -------------
Income tax expense at statutory rate
                                                 $          91      $         803      $       1,119
State income tax, net of federal benefit                    61                 --                175
Amortization of goodwill                                    37                 37                 37
Other, net                                                  14                (28)               (31)
                                                 -------------      -------------      -------------
Total income tax expense                         $         203      $         812      $       1,300
                                                 =============      =============      =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant components of the Company's deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows (amounts in thousands):

                                                            September 30,     September 30,
                                                                2002              2001
                                                            -------------     -------------
Deferred tax liabilities:
     Gain on disposal of assets                             $          --     $        (187)
                                                            -------------     -------------
Deferred tax assets:
     Deferred rent                                          $         299     $         353
     State net operating loss carryforward                            324                66
     Inventory capitalization                                          65                55
     Assets marked to market                                          203               203
     Basis difference in property and equipment                       629               679
     Loss on disposal of assets                                       199                --
     AMT credit carryforward                                          112                --
                                                            -------------     -------------
     Total deferred tax assets                                      1,831             1,356
                                                            -------------     -------------
Net deferred tax asset                                      $       1,831     $       1,169
                                                            =============     =============

Management has determined that it is more likely than not that the Company's deferred tax assets will be realized; therefore, no valuation allowance was necessary as of September 30, 2002, 2001 and 2000. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. Positive evidence considered includes the Company's history of income from continuing operations before income taxes, and the availability of its existing net operating loss carryforwards. At September 30, 2002 the Company has net operating loss carryforwards of approximately $7,200,000 for state income tax purposes.

NOTE 9 - SHAREHOLDERS' EQUITY

During 2002, 2001 and 2000, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock Purchase Plan (see Note 12) and upon the exercise of stock options (see Note 11), receiving proceeds as follows (amounts in thousands):

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                     2002               2001               2000
                                                 -------------      -------------      -------------
Number of shares issued                                    275                260                297

Proceeds                                         $         169      $         185      $         240
Compensation expense                                       109                140                124
                                                 -------------      -------------      -------------
                                                 $         278      $         325      $         364
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

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 2,583,000 shares of common stock have been reserved for issuance under the Company's stock option plans, including 316,000 shares in connection with the Company's 2001 Stock Option Plan that was approved in fiscal 2002.

As permitted by SFAS 123, the Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no expense has been recognized for its stock option plans, as the exercise price equals the stock price on the date of grant. Had compensation expense been determined for stock options granted based on the "fair value" at grant dates provided for in SFAS 123, the Company's pro forma net income (loss) and diluted net income (loss) per share for 2002, 2001 and 2000 would approximate the amounts below (amounts in thousands, except per share amounts):

                                                Year Ended         Year Ended         Year Ended
                                               September 30,      September 30,      September 30,
                                                   2002               2001               2000
                                               -------------      -------------      -------------
         Net income (loss)                     $      (1,463)     $      (2,292)     $       1,667
         Net income (loss) per share           $        (.29)     $        (.41)     $         .25

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option-pricing model with the following assumptions:

                                                Year Ended         Year Ended         Year Ended
                                               September 30,      September 30,      September 30,
                                                   2002               2001               2000
                                               -------------      -------------      -------------
         Weighted average expected life
            (years)                                       10                 10                N/A
         Expected volatility                           89.37%             90.75%                --
         Expected dividends                             None               None                 --
         Risk free interest rate                       3.375%              5.68%                --
         Weighted average fair value of
            options granted                    $       .9455      $      1.2763                N/A

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes activity in the stock option plans for the three years ended September 30, 2002:

                                                                 Weighted
                                                                  Average
                                                  Shares      Exercise Price
                                               -----------    --------------
         September 30, 1999                        985,100     $    1.0806
              Granted                                   --              --
              Exercised                                 --              --
              Forfeited                             31,400          1.0645
              Expired                                   --              --
                                               -----------     -----------
         September 30, 2000                        953,700          1.0800
              Granted                              122,000          1.4380
              Exercised                              3,500          1.0000
              Forfeited                              4,300          1.1163
              Expired                                   --              --
                                               -----------     -----------
         September 30, 2001                      1,067,900          1.1221
              Granted                              757,700          1.0900
              Exercised                                 --              --
              Forfeited                             66,000          1.1212
              Expired                                7,000          6.1250
                                               -----------     -----------
         September 30, 2002                      1,752,600     $    1.0883
                                               ===========     ===========
         Exercisable options
              September 30, 2000                   937,700     $    1.0800
              September 30, 2001                 1,027,800          1.1220
              September 30, 2002                 1,721,599     $    1.0850

The following table summarizes information regarding stock options outstanding at September 30, 2002:

                                              Weighted          Weighted                            Weighted
                                              Average            Average                             Average
Range of                      Options        Remaining          Exercise           Options          Exercise
Exercise Prices            Outstanding          Life             Prices          Exercisable         Prices
---------------           -------------     -------------     -------------     -------------     -------------
$0.875 to $1.000                602,400               2.7     $      0.9972           602,400     $      0.9972
$1.001 to $1.440              1,150,200               7.9            1.1360         1,119,199            1.1323
                          -------------     -------------     -------------     -------------     -------------
                              1,752,600               6.1     $      1.0883         1,721,599     $      1.0850
                          =============     =============     =============     =============     =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCK PURCHASE PLAN

In 1992 the Company's Board of Directors and shareholders adopted a Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is designed to provide employees and directors with the opportunity to acquire an ownership interest in the Company and thereby provide those who will be responsible for the continued growth of the Company with a more direct concern about its welfare and a common interest with the Company's other shareholders. The Stock Purchase Plan is not subject to the Employee Retirement Income Security Act of 1974.

All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all independent members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 2002, 2001 and 2000 were $109,000, $140,000 and $124,000, respectively.

NOTE 13 - 401(k) PLAN

In 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company does not provide matching contributions for the 401(k) plan.

NOTE 14 - INDEMNITY AGREEMENTS

The Company has entered into indemnity agreements with its directors and executive officers which, to the extent permitted under applicable law, indemnify such persons against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of actions brought against them by reason of the fact that they are or were executive officers or directors of the Company, or assumed certain responsibilities in their official capacities.

In addition, the Company has entered into indemnity agreements with two officers of the Company that provide additional indemnification for all liabilities and expenses in respect of certain lease obligations of the Company that have been personally guaranteed by such officers. If the Company fails to indemnify either of the officers as required in the indemnity agreement or if either of these officers are terminated for any reason as an employee of the Company, the Company will provide the terminated officer with one or more bank letters of credit to secure payment of an aggregate of $4,000,000 of such liability; however, the Company shall not be obligated to provide letters of credit aggregating more than $4,000,000 to these two officers.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2002 the Company leased eighteen retail stores under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

Future minimum lease payments under noncancellable operating leases as of September 30, 2002 are as follows (amounts in thousands):

              Year Ending September 30,
                2003                                                 $  2,480
                2004                                                    2,408
                2005                                                    1,923
                2006                                                    1,366
                2007                                                      850
                Thereafter                                              1,868
                                                                     --------
                                                                     $ 10,895
                                                                     ========

Rental expense for operating leases during the fiscal years ended September 30, 2002, 2001 and 2000 was approximately $2.1 million for each fiscal year.

Included in the above future minimum lease payments for the fiscal years ending September 30, 2003, 2004 and 2005 are amounts due of $142,000, $142,000, and
$107,000, respectively to a board member and vice president of the Company, who is the landlord for three leased facilities in the San Antonio market (the "San Antonio Affiliate Leases") that have three year terms. The San Antonio Affiliate Leases were entered into in fiscal 2002. Rental expense for the San Antonio Affiliate Leases was $6,000 for the fiscal year ended September 30, 2002.

There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - NET INCOME (LOSS) PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                      2002              2001               2000
                                                 -------------      -------------      -------------
Net income (loss)                                $      (1,031)     $      (2,136)     $       1,667
Accretion of preferred stock                              (358)              (303)              (261)
Retirement of preferred stock                               --                 --                115
                                                 -------------      -------------      -------------
Net income (loss) attributable to
   common shareholders                           $      (1,389)     $      (2,439)     $       1,521
                                                 =============      =============      =============
Weighted average shares outstanding -
   basic                                                 6,382              6,107              5,823
Effect of dilutive securities: Assumed
   exercise of stock options
                                                            --                183                179
                                                 -------------      -------------      -------------
Weighted average shares outstanding -
   diluted                                               6,382              6,290              6,002
                                                 =============      =============      =============
Net income (loss) per share:
   Basic                                         $        (.22)     $        (.40)     $         .26
   Diluted                                       $        (.22)     $        (.39)     $         .25

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY DATA (UNAUDITED)

Amounts (except share data) are expressed in thousands:

                                                       First Quarter               Second Quarter
                                                -------------------------     -------------------------
                                                   2002           2001           2002           2001
                                                ----------     ----------     ----------     ----------
Net sales                                       $   10,228     $    9,912     $    6,992     $    7,423
Gross Profit                                         4,334          4,684          3,429          3,564

Income (loss) from continuing operations              (364)          (178)          (737)          (618)
Net income (loss)                               $     (400)    $     (231)          (742)    $     (605)
Income (loss) per share
   Basic
     Continuing operations                      $     (.07)    $     (.04)    $     (.13)    $     (.11)
     Discontinued operations                          (.01)          (.01)            --             --
                                                      (.08)          (.05)          (.13)          (.11)
   Diluted
     Continuing operations                            (.07)          (.04)          (.13)          (.11)
     Discontinued operations                          (.01)          (.01)            --             --
                                                $     (.08)    $     (.05)    $     (.13)    $     (.11)

                                                      Third Quarter                Fourth Quarter
                                                -------------------------     -------------------------
                                                   2002           2001           2002           2001
                                                ----------     ----------     ----------     ----------
Net sales                                       $   19,563     $   20,251     $    6,552     $    5,908
Gross Profit                                         9,768         10,760          2,641          2,529

Income (loss) from continuing operations             2,717          3,319         (1,552)          (972)
Net income (loss)                               $    2,495     $     (315)    $   (2,384)    $     (985)
Income (loss) per share
   Basic
     Continuing operations                      $      .41     $      .53     $     (.26)    $     (.17)
     Discontinued operations                          (.03)          (.59)          (.13)            --
                                                $      .38           (.06)          (.39)          (.17)
   Diluted
     Continuing operations                             .41            .53           (.26)          (.17)
     Discontinued operations                          (.03)          (.59)          (.13)            --
                                                $      .38     $     (.06)    $     (.39)    $     (.17)

In the third quarter of 2001 the Company recorded a loss from discontinued operations of $3,674,000. In the fourth quarter of 2002 the Company recorded a loss from discontinued operations of $1,095,000. See Note 20 for a discussion of discontinued operations.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

In fiscal 1999 the Company issued 40,000 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value, in connection with an acquisition. The Preferred Stock has a liquidation preference of $100 per share and no voting rights, except as otherwise required by law. The Company may, at any time prior to September 21, 2004, redeem any portion or all of the outstanding shares of Preferred Stock for $100 per share. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share.

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

In fiscal 2000 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000. At September 30, 2002 and 2001 the redemption amount of the Preferred Stock was $3,420,200.

NOTE 19 - SEGMENT INFORMATION

The Company has two reportable segments as follows: (i) retail, and (ii) growing.

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

The Company had previously aggregated its two growing operations: Miller Plant Farms and Turkey Creek Farms. These operations are distinguished from the retail segment, but are similar to each other, in the way they are managed, in the type of customer they serve, in the methods they use to produce and ship their products, in the product lines they carry, and in the way they market their products. For example, the growing segment operations sell plants to the Company's retail stores, and ship goods via truck to the retail stores.

Since the Company decided to sell its Turkey Creek Farms growing operation in 2002 and discontinue the merchandise that it produced, the results of operations for Turkey Creek Farms have been reclassified as Discontinued Operations. See
Note 20 for a discussion of discontinued operations. Accordingly, Turkey Creek Farms has not been included in the growing caption in the following tables.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies (see Note 2). Management evaluates a segment's performance based upon income or loss before income taxes. Intersegment sales or transfers are recorded based upon prevailing market prices.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a tabulation of business segment information for each of the past three years. Intersegment elimination information is included to reconcile segment data to the consolidated financial statements. Amounts are in thousands:

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                      2002              2001               2000
                                                 -------------      -------------      -------------
Revenues
   From external customers
     Retail                                      $      43,251      $      43,385      $      44,523
     Growing                                                84                109                 96
                                                 -------------      -------------      -------------
       Totals                                           43,335             43,494             44,619
                                                 -------------      -------------      -------------
   From other operating segments
     Retail                                                 --                 --                 --
     Growing                                             2,087              1,944              1,887
                                                 -------------      -------------      -------------
       Totals                                            2,087              1,944              1,887
                                                 -------------      -------------      -------------
Intersegment Eliminations                               (2,087)            (1,944)            (1,887)
                                                 -------------      -------------      -------------
Total consolidated net sales                     $      43,335      $      43,494      $      44,619
                                                 =============      =============      =============

Income (loss) from continuing
   operations before income taxes
     Retail                                      $         420      $       2,113      $       2,984
     Growing                                              (153)               250                306
                                                 -------------      -------------      -------------
Total consolidated income from
   continuing operations before
   income taxes                                  $         267      $       2,363      $       3,290
                                                 =============      =============      =============

Total assets
     Retail                                      $      21,715      $      21,258      $      22,292
     Growing                                             1,077              1,077              1,141
                                                 -------------      -------------      -------------
       Totals                                    $      22,792      $      22,335      $      23,433
                                                 =============      =============      =============

Interest income
     Retail                                      $          44      $          36      $          80
     Growing                                                --                 --                 --
                                                 -------------      -------------      -------------
       Totals                                    $          44      $          36      $          80
                                                 =============      =============      =============

Interest expense
   Retail                                        $         858      $       1,023      $         992
   Growing                                                   1                101                 50
                                                 -------------      -------------      -------------
       Totals                                    $         859      $       1,124      $       1,042
                                                 =============      =============      =============

Depreciation and amortization
  expense
   Retail                                        $         855      $         891      $         887
   Growing                                                  21                 15                 15
                                                 -------------      -------------      -------------
       Totals                                    $         876      $         906      $         902
                                                 =============      =============      =============

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - DISCONTINUED OPERATIONS

DISPOSAL OF WHOLESALE OPERATIONS

In August 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company exited its wholesale operations as of December 31, 2001. Specifically, the Company ceased in an orderly fashion production and marketing of plants and related products grown or purchased for sale to wholesale customers, including other nursery retailers and landscape contractors. The wholesale operations included the wholesale growing operations of Turkey Creek Farms as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. The adopted disposal plan included: (i) the sale of the Turkey Creek Farms wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

The Company incurred operating losses and negative cash flows in the wholesale operations for the fiscal years ended September 30, 2001 and 2000. The continued pressure from lower cost wholesalers impacted the profitability and competitive position of these operations. The Company concluded that market conditions then and for the foreseeable future were such that these operations were likely to remain uncompetitive. Additionally, incremental future investments would not generate sufficient income to recover the cost of such investments.

The Company recorded a loss on disposal of discontinued operations of approximately $2.9 million (net of income taxes) in fiscal 2001 to cover the expected cash and non-cash costs of the discontinued operations. The loss included the write down to estimated net realizable value of the investment in facilities and equipment, inventory, and accounts receivable, as well as the accrual of anticipated operating losses during the period after the date the disposal plan was adopted, through the date the disposition was completed.

Prior to the decision to discontinue the wholesale operations, the Company produced plants at Turkey Creek Farms that were primarily for sale to external customers, while a smaller portion of Turkey Creek Farms production was plants for sale to the Company's own retail stores. Subsequent to that decision, the Company began production at Turkey Creek Farms of plants that were exclusively for sale at the Company's own retail stores.

The sale of the WLD operations was completed in October 2001 and indebtedness related to the WLD real property was paid off. The Turkey Creek Farms wholesale inventory was completely sold or otherwise disposed of by December 31, 2001.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EXIT FROM TURKEY CREEK FARMS

In September 2002 the Company decided to sell its Turkey Creek Farms growing operation and discontinue the merchandise that it produced. The Company incurred operating losses and negative cash flows on Turkey Creek Farms in fiscal 2002 and concluded that market conditions then and for the foreseeable future were such that Turkey Creek Farms was likely to remain uncompetitive.

The Company recorded an inventory write-down of approximately $1.2 million in fiscal 2002. The assets, liabilities and results of operations for Turkey Creek Farms have been reclassified as Discontinued Operations in the accompanying consolidated financial statements in accordance with Statement 144 (see Note 2).

Following is a summary of the assets and liabilities of the discontinued operations as of the applicable years (amounts in thousands):

                                                       September 30,     September 30,
                                                           2002              2001
                                                       -------------     -------------
Cash                                                   $          15     $          41
Accounts receivable                                                1               717
Inventories                                            $         141             2,279
Property and equipment held for sale                           1,176               631
                                                       -------------     -------------
Current assets of discontinued operations              $       1,333     $       3,668
                                                       =============     =============

Noncurrent assets of discontinued operations -
   property and equipment                              $          --     $       1,258
                                                       =============     =============

Accounts payable                                       $         476     $         693
Accrued expenses                                                  11               495
Current portion of long-term debt                                 --             1,116
                                                       -------------     -------------
Current liabilities of discontinued operations         $         487     $       2,304
                                                       =============     =============

The property and equipment of the discontinued Turkey Creek Farms operation was classified as a current asset at September 30, 2002 since it is expected to be sold in fiscal 2003. The Company has entered into a contract to sell the property and equipment for an amount in excess of its carrying value that, if completed, would be recorded in fiscal 2003.

Likewise, the property and equipment of the discontinued wholesale operations was classified as a current asset at September 30, 2001 since it was sold in October 2001. In addition, the debt related to such property was also classified as current at September 30, 2001 since it was paid off in October 2001 with the proceeds from the sale.

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the operating results of the discontinued operations for the applicable years (amounts in thousands):

                                                  Year Ended         Year Ended         Year Ended
                                                 September 30,      September 30,      September 30,
                                                      2002              2001               2000
                                                 -------------      -------------      -------------
Sales                                            $       3,740      $       7,414      $       7,886
Cost of goods sold                                       4,962              6,485              5,395
                                                 -------------      -------------      -------------
Gross profit (loss)                                     (1,222)               929              2,491
Expenses                                                   516              2,139              3,016
                                                 -------------      -------------      -------------
Loss from discontinued operations
   before income taxes                                  (1,738)            (1,210)              (525)
Income tax benefit                                        (643)              (416)              (202)
                                                 -------------      -------------      -------------
Loss from discontinued operations                $      (1,095)     $        (794)     $        (323)
                                                 =============      =============      =============

The Company recorded a loss on disposal of discontinued operations (net of income tax) of $2,893,000 for the fiscal year ended September 30, 2001. The loss included the expected loss on the disposal of the Turkey Creek Farms wholesale inventory, partially offset by expected gains on the sale of property and equipment and other assets, and estimated income tax benefits of $1,515,000.

Prior to fiscal 2002 Turkey Creek Farms functioned solely as a wholesale operation and its operations are included in the discontinued operations of fiscal 2002 and fiscal 2000. For fiscal 2002, Turkey Creek Farms functioned as a growing operation and its operations are also reflected as discontinued operations for fiscal 2002.

                            CALLOWAY'S NURSERY, INC.
                           Annual Report on Form 10-K
                      Fiscal Year Ended September 30, 2002
                                Index to Exhibits

Exhibit No.       Description
-----------       -----------

(3)(a)   Restated Articles of Incorporation of the Registrant. (Exhibit (3)(a))(1)

   (b)   Form of Bylaws of the Registrant. (Exhibit (3)(b))(1)

   (c)   Amendment to Bylaws Adopted on May 19, 1993. (Exhibit (3(c))(1)

(4)(a)   Specimen Stock Certificate. (Exhibit (4)(a)(1)

(10)(a) Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit (10)(a))(1)

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

    (g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i))(1)

    (h)  Extension of Employment Agreement between the Registrant and James C.
         Estill dated July 2, 1996. (Exhibit (10)(m))(2)

    (i)  Extension of Employment Agreement between the Registrant and John T.
         Cosby dated July 2, 1996. (Exhibit (10)(n))(2)

    (j)  Extension of Employment Agreement between the Registrant and John S.
         Peters dated July 2, 1996. (Exhibit (10)(o))(2)

    (k) Employment Agreement between the Registrant and C. Sterling Cornelius dated September 21, 1999. (Exhibit (10)(k))(3)

    (l)  Extension of Employment Agreement between the Registrant and James C.
         Estill dated May 9, 2001. (Exhibit (10)(p))(4)

    (m)  Extension of Employment Agreement between the Registrant and John T.
         Cosby dated May 9, 2001. (Exhibit (10)(q))(4)

    (n)  Extension of Employment Agreement between the Registrant and John S.
         Peters dated May 9, 2001. (Exhibit (10)(r))(4)

    (o)  Cornelius Nurseries, Inc. President Profit Bonus Plan for the Fiscal
         Year Ending September 30, 2003. (Exhibit (10.1)(5)

    (p)  Calloway's Nursery, Inc. Management Profit Bonus Plan for the Fiscal
         Year Ending September 30, 2003. (Exhibit (10.2)(5)

    (q)  Form of Indemnification Agreement dated November 14, 2002 between the
         Registrant and each of Dr. Stanley Block, Sterling Cornelius, John T.
         Cosby, James C. Estill, Daniel R. Feehan, Timothy J. McKibben, John S.
         Peters, Daniel G. Reynolds, George J. Wechsler and David S. Weger.
         (Exhibit 10.3)(5)

Exhibit No.       Description
-----------       -----------

(21)(a)  Subsidiaries of the Registrant.(Exhibit 21)(5)

(23)(d)  Consent of KPMG LLP. (Exhibit 23)(5)

(99)(a)  Calloway's Nursery, Inc. Stock Purchase Plan.(Exhibit (28))(6)

(99)(b)  Calloway's Nursery, Inc. 1991 Stock Option Plan.(Exhibit (10)(d))(1)

(99)(c)  Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent
         Directors. (Exhibit (99)(c))(7)

(99)(d)  Calloway's Nursery, Inc. 1996 Stock Option Plan.(Exhibit A)(8)

(99)(e)  Calloway's Nursery, Inc. 1997 Stock Option Plan. (Exhibit A)(8)

(99)(f)  Calloway's Nursery, Inc. 1998 Stock Option Plan. (Exhibit A)(10)

(99)(g)  Calloway's Nursery, Inc. 1999 Stock Option Plan. (Exhibit A)(11)

(99)(h)  Calloway's Nursery, Inc. 2000 Stock Option Plan.(Exhibit A)(12)

(99)(i)  Calloway's Nursery, Inc. 2001 Stock Option Plan.(Exhibit A)(13)

(99)(j)  Form of Calloway's Nursery, Inc. 2002 Stock Option Plan (Exhibit
         99.1)(5)

(99)(k)  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 99.2)(5)

----------

(1) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the securities and Exchange Commission, and effective June 26, 1991.

(2) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.

(4) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2001.

(5)  Filed herewith.

(6) Incorporated by reference to the Exhibit shown in parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission, and effective March 3, 1992.

(7) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K for the fiscal year ended September 30, 1995.

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

(12) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

(13) Incorporated by reference to the Exhibit shown in parenthesis to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.