Form 10-Q
period 2002-12-31
CALLOWAYS NURSERY INC
filed 2003-02-13
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

                             YES [X]    NO [ ]|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES [ ]    NO [X]

6,651,950 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of February 12, 2003.

                            CALLOWAY'S NURSERY, INC.
                                    FORM 10-Q
                                DECEMBER 31, 2002
                                TABLE OF CONTENTS


                                                                                                                   PAGE
   FORWARD-LOOKING STATEMENTS OR INFORMATION                                                                         3

   PART I - FINANCIAL INFORMATION

   ITEM 1

      Index to Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets                                                                        4

        Condensed Consolidated Statements of Operations                                                              5

        Condensed Consolidated Statements of Cash Flows                                                              6

        Notes to Condensed Consolidated Financial Statements                                                         7

   ITEM 2

      Management's Discussion and Analysis of Financial Condition and Results of Operations                         12

   ITEM 3

      Quantitative and Qualitative Disclosures about Market Risk                                                    18

   ITEM 4

      Controls and Procedures                                                                                       18

   PART II - OTHER INFORMATION

      Items 1-6                                                                                                     18

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

Our expected future results, products and service performance or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of our business, geographic concentration, the impact of weather and other growing conditions, general economic conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, government regulations, market risks associated with variable-rate debt, the costs and benefits of discontinuing certain operations, and other risks and uncertainties defined from time to time in our Securities and Exchange Commission filings.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)
                                     ASSETS



                                                                     DECEMBER 31,      SEPTEMBER 30,      DECEMBER 31,
                                                                         2002              2002               2001
                                                                   ---------------    ---------------    ---------------
Cash and cash equivalents                                          $         2,194    $         2,475    $         2,534
Accounts receivable                                                            101                356                125
Inventories                                                                  4,051              5,017              3,472
Prepaids and other assets                                                      169                 59                197
Deferred income taxes, current                                               1,117                263                298
Income taxes receivable                                                        119                119              1,180
Current assets of discontinued operations                                    1,178              1,333              1,085
                                                                   ---------------    ---------------    ---------------
      Total current assets                                                   8,929              9,622              8,891
Property and equipment, net                                                 11,993             12,093             12,481
Goodwill, net                                                                  631                631                713
Deferred income taxes                                                        1,568              1,568              1,301
Other assets                                                                   204                211                258
Noncurrent assets of discontinued operations                                    --                 --              1,231
                                                                   ---------------    ---------------    ---------------
        Total assets                                               $        23,325    $        24,125    $        24,875
                                                                   ===============    ===============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                   $         3,725    $         2,749    $         2,770
Accrued expenses                                                             1,985              2,019              1,680
Notes payable, current                                                          --                 --                 28
Current portion of long-term debt                                              509                501                564
Deferred income taxes, current                                                  --                 --                187
Current liabilities of discontinued operations                                 109                487                289
                                                                   ---------------    ---------------    ---------------
      Total current liabilities                                              6,328              5,756              5,518
Deferred rent payable                                                          753                805                901
Long-term debt, net of current portion                                       8,148              8,246              8,708
                                                                   ---------------    ---------------    ---------------
      Total liabilities                                                     15,229             14,807             15,127
                                                                   ---------------    ---------------    ---------------
Commitments and contingencies

Non-voting preferred stock, with mandatory redemption provisions             2,641              2,538              2,258
Shareholders' equity:
   Voting convertible preferred stock                                           --                 --                 --
   Preferred stock                                                              --                 --                 --
   Common stock                                                                 69                 68                 66
   Additional paid-in capital                                                9,966              9,885              9,686
   Accumulated deficit                                                      (3,184)            (1,777)              (866)
                                                                   ---------------    ---------------    ---------------
                                                                             6,851              8,176              8,886
   Less: Treasury stock, at cost                                            (1,396)            (1,396)            (1,396)
                                                                   ---------------    ---------------    ---------------
      Total shareholders' equity                                             5,455              6,780              7,490
                                                                   ---------------    ---------------    ---------------
        Total liabilities and shareholders'
           equity                                                  $        23,325    $        24,125    $        24,875
                                                                   ===============    ===============    ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                    2002                2001
                                                                                ---------------    ---------------
Net sales                                                                       $        10,863    $        10,228
Cost of goods sold                                                                        6,478              5,894
                                                                                ---------------    ---------------
Gross profit                                                                              4,385              4,334
                                                                                ---------------    ---------------
Operating expenses                                                                        4,169              3,301
Occupancy expenses                                                                          821                687
Advertising expenses                                                                        554                472
Depreciation and amortization                                                               182                236
Interest expense                                                                            200                227
Interest income                                                                              (4)                (3)
                                                                                ---------------    ---------------
Total expenses                                                                            5,922              4,920
                                                                                ---------------    ---------------
Loss from continuing operations before income taxes                                      (1,537)              (586)
Income tax benefit                                                                         (604)              (223)
                                                                                ---------------    ---------------
Loss from continuing operations                                                            (933)              (363)

Loss from discontinued operations, net of income tax benefits of $250 and $20              (371)               (37)
                                                                                ---------------    ---------------
Net loss                                                                                 (1,304)              (400)
Accretion of preferred stock                                                               (103)               (78)
                                                                                ---------------    ---------------
Net loss attributable to common shareholders                                    $        (1,407)   $          (478)
                                                                                ===============    ===============

Weighted average number of common shares outstanding - basic and diluted                  6,569              6,281

Net loss per common share - basic and diluted
      Loss from continuing operations                                           $          (.16)   $          (.07)
      Loss from discontinued operations                                         $          (.05)   $          (.01)
      Net loss                                                                  $          (.21)   $          (.08)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    -------------    -------------
Cash flows from operating activities:
      Net loss                                                                      $      (1,304)   $        (400)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Loss from discontinued operations (net of tax)                                        371               37
        Depreciation and amortization                                                         182              236
        Net change in operating assets and liabilities                                      1,154            2,615
                                                                                    -------------    -------------

           Net cash provided by operating activities                                          403            2,488
                                                                                    -------------    -------------

Cash flows from investing activities -
      Additions to property and equipment                                                     (82)             (35)
                                                                                    -------------    -------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                                   82               77
      Repayments of debt                                                                      (90)            (808)
                                                                                    -------------    -------------

           Net cash used for financing activities                                              (8)            (731)
                                                                                    -------------    -------------


Net increase in cash and cash equivalents from continuing operations                          313            1,722


Net increase (decrease) in cash and cash equivalents from discontinued operations            (594)             533
                                                                                    -------------    -------------
Net increase (decrease) in cash and cash equivalents                                         (281)           2,255

Cash and cash equivalents at beginning of period                                            2,475              279
                                                                                    -------------    -------------
Cash and cash equivalents at end of period                                          $       2,194    $       2,534
                                                                                    =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the consolidated financial position at December 31, 2002, and the results of operations and cash flows for the three-month periods ended December 31, 2002 and 2001 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations and cash flows for the three-month period ended December 31, 2002 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 2002 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation. (See Note 5 - "Exit from Turkey Creek Farms".)

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                         December 31,    September 30,   December 31,
                                              2002           2002            2001
                                         -------------   -------------   -------------
         Finished goods                  $       2,695   $       4,006   $       2,052
         Work in process                         1,175             929           1,198
         Supplies                                  181              82             222
                                         -------------   -------------   -------------
                                         $       4,051   $       5,017   $       3,472
                                         =============   =============   =============

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the three-month periods ended December 31, 2002 and 2001. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:



                                                                Three month          Three month
                                                               period ended         period ended
                                                                December 31,        December 31,
                                                                    2002                2001
                                                             ------------------   ------------------
REVENUES
   From external customers
      Retail                                                  $        10,848      $        10,218
      Growing                                                              15                   10
                                                              ---------------      ---------------
        Totals                                                         10,863               10,228
                                                              ---------------      ---------------
   From other operating segments
      Retail                                                               --                   --
      Growing                                                             131                  180
                                                              ---------------      ---------------
        Totals                                                            131                  180
Elimination of intersegment sales                                        (131)                (180)
                                                              ---------------      ---------------
Total consolidated net sales                                  $        10,863      $        10,228
                                                              ===============      ===============

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
      Retail                                                  $        (1,518)     $          (502)
      Growing                                                             (19)                 (84)
                                                              ---------------      ---------------
Total loss from continuing operations before income taxes     $        (1,537)     $          (586)
                                                              ===============      ===============


                                            December 31,       September 30,        December 31,
                                               2002                 2002                2001
                                          ---------------     ---------------      ---------------
TOTAL ASSETS
      Retail                              $        20,815     $        21,715      $        21,043
      Growing                                       1,332               1,077                1,516
                                          ---------------     ---------------      ---------------
        Totals                            $        22,147     $        22,792      $        22,559
                                          ===============     ===============      ===============

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. DISCONTINUED OPERATIONS

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

The disposal of the wholesale operations was completed by December 31, 2001.

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

The Company recorded an inventory write-down of approximately $1.2 million in fiscal 2002. The assets, liabilities and results of operations for Turkey Creek Farms have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with Statement 144 (see Note 2).

Following is a summary of the assets and liabilities of the discontinued operations as of the applicable years (amounts in thousands):

                                                                   December 31,       September 30,       December 31,
                                                                      2002                 2002               2001
                                                                 ---------------     ---------------     ---------------
Cash                                                             $             2     $            15     $             2
Accounts receivable                                                           --                   1                 262
Inventories                                                                   --                 141                 821
Property and equipment held for sale                                       1,176               1,176                  --
                                                                 ---------------     ---------------     ---------------
Current assets of discontinued operations                        $         1,178     $         1,333     $         1,085
                                                                 ===============     ===============     ===============

Noncurrent assets of discontinued operations - property
   and equipment                                                 $            --     $            --     $         1,231
                                                                 ===============     ===============     ===============

Accounts payable                                                 $           109     $           476     $           230
Accrued expenses                                                              --                  11                  59
                                                                 ---------------     ---------------     ---------------
Current liabilities of discontinued operations                   $           109     $           487     $           289
                                                                 ===============     ===============     ===============

The property and equipment of the discontinued Turkey Creek Farms operation was classified as a current asset at December 31, 2002 and September 30, 2002 since it is expected to be sold in fiscal 2003. The Company has entered into a contract to sell the property and equipment for an amount in excess of its carrying value that, if completed, would be recorded in fiscal 2003.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Following is a summary of the operating results of the discontinued operations for the applicable periods (amounts in thousands):

                                                                  Three Month           Three Month
                                                                  Period Ended          Period Ended
                                                                  December 31,          December 31,
                                                                       2002                2001
                                                                 ---------------      ---------------
Sales                                                            $           200      $         1,400
Cost of goods sold                                                           230                1,181
                                                                 ---------------      ---------------
Gross profit (loss)                                                          (30)                 219
Expenses                                                                     591                  276
                                                                 ---------------      ---------------
Loss from discontinued operations before income taxes                       (621)                 (57)
Income tax benefit                                                          (250)                 (20)
                                                                 ---------------      ---------------
Loss from discontinued operations                                $          (371)     $           (37)
                                                                 ===============      ===============

6. NEW ACCOUNTING PRONOUNCEMENTS

Statement 142

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") as of October 1, 2002 and no longer amortizes goodwill. As of the adoption date the Company had unamortized goodwill in the amount of $631,000 which was subject to the transition provisions of Statement 142.

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

Because of the extensive effort that will be needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no amortization expense for the three month period ended December 31, 2002. The Company's reported net loss for the three month period ended December 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $373,000 compared to $1,304,000 for the three month period ended December 31, 2002. The effect on adjusted net loss per share for the three month period ended December 31, 2001 was insignificant.

Statement 148

In December 2002 the Financial Accounting Standards Board ("FASB") issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation arrangements in each period presented, and provides for a specific tabular format of the pro forma disclosures required by Statement 123.

The Company accounts for its stock options plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                                             Three Month           Three Month
                                                                             Period Ended          Period Ended
                                                                             December 31,          December 31,
                                                                                 2002                  2001
                                                                            ---------------      ---------------
Net loss, as reported                                                       $        (1,304)     $          (400)
Total stock-based employee compensation expense determined under fair
   value based method for all awards, net of related income tax effects                  --                   --
                                                                            ---------------      ---------------
Pro forma net loss                                                          $        (1,304)     $          (400)
                                                                            ===============      ===============

Net loss per share:
      Basic and diluted - as reported                                       $          (.21)     $          (.08)
      Basic and diluted - pro forma                                         $          (.21)     $          (.08)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


INTRODUCTION

In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment. In fiscal 2002 the Company decided to sell its Turkey Creek Farms growing operation and discontinue the merchandise that it produced (see Note 5 to the Condensed Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

QUARTER ENDED DECEMBER 31, 2002 COMPARED WITH QUARTER ENDED DECEMBER 31, 2001

Loss from Continuing Operations before Income Taxes for the first quarter of fiscal 2003 (the "December 2002 Quarter") was higher than it was for the first quarter of fiscal 2002 (the "December 2001 Quarter"), primarily due to increased expenses and lower gross margin (gross profit as a percentage of sales).

Sales increased 6%, from $10.2 million for the December 2001 Quarter to $10.9 million for the December 2002 Quarter. The increase was primarily attributable to the addition of 7 new retail stores in the San Antonio Market in the fourth quarter of fiscal 2002. The addition of the San Antonio retail stores was also the primary factor in the 17% increase in inventories, from $3.5 million at December 31, 2001 to $4.1 million at December 31, 2002.

Same-store sales declined 6%, from $10.0 for the December 2001 Quarter to $9.5 for the December 2002 Quarter, indicating reduced demand for the Company's Christmas merchandise, living plants and related gardening products.

Gross Profit increased 1%, from $4.3 million for the December 2001 Quarter to $4.4 million for the December 2002 Quarter. However, gross margin declined from 42% for the December 2001 Quarter to 40% for the December 2002 Quarter. The decline was primarily attributable to aggressive price discounting at Christmas to increase sales.

Operating expenses increased 26%. The increase was primarily attributable to the opening of 7 retail stores in the San Antonio market. Same-store operating expenses increased 9%.

Occupancy expenses increased 20%. The increase was primarily attributable to the leasing of 7 retail stores in the San Antonio market.

Advertising expenses increased 17%. The increase was primarily attributable to the advertising in the San Antonio market to support the opening of 7 retail stores there.

Depreciation and amortization declined 23%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 6 to the Condensed Consolidated Financial Statements) and (ii) lower capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

Interest expense declined 12%. The decline was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, and (iii) lower interest rates.

DISCONTINUED OPERATIONS

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Sales declined 86%, from $1.4 million for the December 2001 Quarter to $0.2 million for the December 2002 Quarter. For the December 2001 Quarter, the Company was selling its discontinued wholesale inventories to unrelated third parties. For the fiscal 2002 Quarter, the Company used the remaining inventories of its discontinued Turkey Creek Farms growing operation in its own retail stores.

Gross Profit declined 114%, from $219,000 for the December 2001 Quarter to a loss of $30,000 for the December 2002 Quarter. The decline was primarily attributable to the decline in sales.

Expenses increased 114%, from $276,000 for the December 2001 Quarter to $591,000 for the December 2002 Quarter. The increase was primarily attributable to the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which requires that costs and expenses of discontinued operations be recognized as they are incurred. The estimated costs of discontinuing the wholesale operations had been accrued during fiscal 2001. The Company early adopted Statement 144 in fiscal 2002.

The aforementioned factors caused the Loss before Income Taxes to increase from $57,000 for the December 2001 Quarter to $621,000 for the December 2002 Quarter. See Note 5 to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

Cash Flows Provided by Operating Activities declined from $2.5 million for the December 2001 Quarter to $0.4 million for the December 2002 Quarter. The decline was primarily attributable to (i) a reduction in Inventories of $1.0 million for the December 2002 Quarter, compared to a reduction in Inventories of $1.7 for the December 2001 Quarter, and (ii) a Net Loss of $1.3 million for the December 2002 Quarter compared to a Net Loss of $0.4 million for the December 2001 Quarter.

Cash flows Used for Investing Activities were $82,000 for the December 2002 Quarter compared to $35,000 for the December 2001 Quarter. The increase was primarily attributable to a difference in the timing of certain replacements of furniture, fixtures and vehicles. The Company continues to limit the amount spent on capital expenditures during each fiscal year.

Cash Flows Used for Financing Activities were $8,000 for the December 2002 Quarter compared to $731,000 for the December 2001 Quarter. During the December 2001 Quarter the Company repaid $702,000 of seasonal borrowings under its line of credit arrangement. By comparison, there were no borrowings or repayments under the revolving line of credit arrangement during the December 2002 Quarter.

The Company's business is seasonal, and it relies on its revolving line of credit arrangement to provide working capital during seasons of lower sales volumes. Typically, the Company borrows from the revolving line of credit during the quarter ending March 31, and repays those borrowings during the spring selling season included in the quarter ending June 30. Continued availability of funds from the revolving line of credit depends upon the Company's continued compliance with its loan covenants. At December 31, 2002 the Company was in compliance with all of its loan covenants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2002 the Company had the following contractual obligations (amounts in thousands):

                                                                              FISCAL YEAR ENDING SEPTEMBER 30
                                                         --------------------------------------------------------------------------
                                                           2003       2004       2005       2006       2007    Thereafter   Totals
                                                         --------   --------   --------   --------   --------  ----------  --------
Long-term debt (including current portion)               $    501   $    575   $    645   $    720   $    651   $  5,655   $  8,747
Future minimum lease payments under noncancellable
   operating leases                                         2,480      2,408      1,923      1,366        850      1,868     10,895
Preferred stock with mandatory redemption
   provisions (1)                                              --      3,420         --         --         --         --      3,420
                                                         --------   --------   --------   --------   --------   --------   --------
Totals                                                   $  2,981   $  6,403   $  2,568   $  2,086   $  1,501   $  7,523   $ 23,062
                                                         --------   --------   --------   --------   --------   --------   --------

During the December 2002 Quarter there were no changes to the September 30, 2002 amounts other than scheduled principal payments on long-term debt and scheduled rental payments on operating leases.

(1) Carrying amount of $2,538 as of September 30, 2002 and $2,641 as of December 31, 2002.

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

Deferred income taxes - As of December 31, 2002 and 2001, and September 30, 2002 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2002 and September 30, 2002 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective October 1, 2002, and no longer amortizes goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of December 31, 2002, we had no foreign exchange contracts or options outstanding.

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

At December 31, 2002 Calloway's had variable rate debt of $3.1 million, out of total long-term debt of $8.7 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $31,000 for the variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

On January 31, 2003 (the "Evaluation Date") an evaluation was performed by the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to the Evaluation Date there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and procedures for financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

       Exhibit 99(l) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K:

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2003

                                         CALLOWAY'S NURSERY, INC.


                                         By /s/ James C. Estill
                                            ------------------------------------
                                         James C. Estill, President and
                                         Chief Executive Officer


                                         By /s/ Daniel G. Reynolds
                                            ------------------------------------
                                         Daniel G. Reynolds, Vice President
                                         and Chief Financial Officer

                                 CERTIFICATIONS

I, Daniel G. Reynolds, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Calloway's
         Nursery, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: February 12, 2003

         /s/ Daniel G. Reynolds
         ------------------------------------------
         Daniel G. Reynolds
         Vice President and Chief Financial Officer

I, James C. Estill, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Calloway's
         Nursery, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

                  d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           Date: February 12, 2003

           /s/ James C. Estill
           --------------------------------------
           James C. Estill
           President and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99(l)            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002.