Form 10-Q
period 2003-03-31
CALLOWAYS NURSERY INC
filed 2003-05-09
CIK 874759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                           YES    [ ]    NO    [X]

6,740,095 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of April 30, 2003.

                            CALLOWAY'S NURSERY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                 PAGE
   FORWARD-LOOKING STATEMENTS OR INFORMATION                                                        3

   PART I - FINANCIAL INFORMATION

   ITEM 1

     Index to Consolidated Financial Statements (Unaudited):
       Condensed Consolidated Balance Sheets                                                        4
       Condensed Consolidated Statements of Operations                                              5
       Condensed Consolidated Statements of Cash Flows                                              6
       Notes to Condensed Consolidated Financial Statements                                         7

   ITEM 2

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                         13

   ITEM 3

     Quantitative and Qualitative Disclosures about Market Risk                                    19

   ITEM 4

     Controls and Procedures                                                                       20

   PART II - OTHER INFORMATION

     Items 1-6                                                                                     21

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                  ASSETS
                                                                             MARCH 31,      SEPTEMBER 30,      MARCH 31,
                                                                               2003             2003             2002
                                                                             ---------      -------------      ---------
Cash and cash equivalents                                                    $     787      $       2,475      $     597
Accounts receivable                                                                971                356          1,031
Inventories                                                                      7,418              5,017          6,056
Prepaids and other assets                                                          122                 59            108
Deferred income taxes, current                                                   1,226                263            758
Income taxes receivable                                                             --                119             --
Current assets of discontinued operations                                           --              1,333          1,685
                                                                             ---------      -------------      ---------
     Total current assets                                                       10,524              9,622         10,235
Property and equipment, net                                                     11,852             12,093         12,363
Goodwill, net                                                                      631                631            686
Deferred income taxes                                                            1,568              1,568          1,301
Other assets                                                                       197                211            226
Noncurrent assets of discontinued operations                                        --                 --          1,209
                                                                             ---------      -------------      ---------
       Total assets                                                          $  24,772      $      24,125      $  26,020
                                                                             =========      =============      =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                             $   5,489      $       2,749      $   4,378
Accrued expenses                                                                 3,351              2,019          1,953
Notes payable, current                                                              --                 --             70
Current portion of long-term debt                                                  390                501            574
Deferred income taxes, current                                                      --                 --             74
Current liabilities of discontinued operations                                      --                487            400
                                                                             ---------      -------------      ---------
     Total current liabilities                                                   9,230              5,756          7,449
Deferred rent payable                                                              720                805            872
Long-term debt, net of current portion                                           7,191              8,246          8,630
                                                                             ---------      -------------      ---------
     Total liabilities                                                          17,141             14,807         16,951
                                                                             ---------      -------------      ---------
Commitments and contingencies
Non-voting preferred stock, with
   mandatory redemption provisions                                               2,743              2,538          2,346
Shareholders' equity:
   Voting convertible preferred stock                                               --                 --             --
   Preferred stock                                                                  --                 --             --
   Common stock                                                                     69                 68             66
   Additional paid-in capital                                                   10,043              9,885          9,749
   Accumulated deficit                                                          (3,828)            (1,777)        (1,696)
                                                                             ---------      -------------      ---------
                                                                                 6,284              8,176          8,119
   Less: Treasury stock, at cost                                                (1,396)            (1,396)        (1,396)
                                                                             ---------      -------------      ---------
     Total shareholders' equity                                                  4,888              6,780          6,723
                                                                             ---------      -------------      ---------
       Total liabilities and shareholders'
         equity                                                              $  24,772      $      24,125      $  26,020
                                                                             =========      =============      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                           MARCH 31,                      MARCH 31,
                                                     2003            2002            2003            2002
                                                  ----------      ----------      ----------      ----------
Net sales                                         $   20,115      $   17,220      $    9,252      $    6,992
Cost of goods sold                                    11,207           9,457           4,729           3,563
                                                  ----------      ----------      ----------      ----------
Gross profit                                           8,908           7,763           4,523           3,429
                                                  ----------      ----------      ----------      ----------


Operating expenses                                     8,306           6,377           4,137           3,076
Occupancy expenses                                     1,690           1,460             869             773
Advertising expenses                                     984             725             430             253
Depreciation and amortization                            318             464             136             228
Interest expense                                         405             443             205             216
Interest income                                           (7)             (9)             (3)             (6)
                                                  ----------      ----------      ----------      ----------
Total expenses                                        11,696           9,460           5,774           4,540
                                                  ----------      ----------      ----------      ----------
Loss from continuing operations
  before income taxes                                 (2,788)         (1,697)         (1,251)         (1,111)
Income tax benefit                                    (1,064)           (596)           (460)           (373)
                                                  ----------      ----------      ----------      ----------
Loss from continuing operations                       (1,724)         (1,101)           (791)           (738)
Discontinued operations:
Loss from discontinued
  operations, net of income tax
  benefits of $330, $22, $80 and $2                     (542)            (41)           (171)             (4)
Gain on disposal of discontinued
  operations, net of income tax
  expense of $257, $--, $257, and $--                    420              --             420              --
                                                  ----------      ----------      ----------      ----------
Gain (loss) from discontinued operations                (122)            (41)            249              (4)
                                                  ----------      ----------      ----------      ----------
Net loss                                              (1,846)         (1,142)           (542)           (742)
Accretion of preferred stock                            (205)           (166)           (102)            (88)
                                                  ----------      ----------      ----------      ----------
Net loss attributable to common shareholders      $   (2,051)     $   (1,308)     $     (644)     $     (830)
                                                  ==========      ==========      ==========      ==========

Weighted average number of
   common shares outstanding -
   basic and diluted                                   6,615           6,317           6,663           6,353

Net loss per common share - basic and diluted
   Loss from continuing operations                $     (.29)     $     (.20)     $     (.14)     $     (.13)
   Income (loss) from discontinued operations           (.02)           (.01)            .04              --
                                                  ----------      ----------      ----------      ----------
   Net loss                                       $     (.31)     $     (.21)     $     (.10)     $     (.13)
                                                  ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                            2003          2002
                                                          --------      --------
Cash flows from operating activities:
     Net loss                                             $ (1,846)     $ (1,142)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:
       Loss from discontinued operations (net of tax)          122            41
       Depreciation and amortization                           318           464
       Net change in operating assets and
         liabilities                                            78         1,705
                                                          --------      --------

         Net cash provided by (used for)
           operating activities                             (1,328)        1,068
                                                          --------      --------

Cash flows from investing activities -
     Additions to property and equipment                       (77)         (143)
                                                          --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                    159           140
     Repayments of debt                                     (1,166)         (834)
                                                          --------      --------

         Net cash used for financing activities             (1,007)         (694)
                                                          --------      --------

Net increase (decrease) in cash and cash
   equivalents from continuing operations                   (2,412)          231

Net increase in cash and cash equivalents from
   discontinued operations                                     724            87
                                                          --------      --------
Net increase (decrease) in cash and cash
   equivalents                                              (1,688)          318

Cash and cash equivalents at beginning of
   period                                                    2,475           279
                                                          --------      --------
Cash and cash equivalents at end of period                $    787      $    597
                                                          ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the consolidated financial position at March 31, 2003, and the results of operations and cash flows for the six-month and three-month periods ended March 31, 2003 and 2002 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the six-month and three-month periods ended March 31, 2003, and the cash flows for the six-month period ended March 31, 2003, are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended September 30, 2003 included in the Form 10-K covering such period.

2. RECLASSIFICATIONS

Certain amounts for fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation. (See Note 5 - "Exit from Turkey Creek Farms")

3. INVENTORIES

Inventories consist of the following (amounts in thousands):

                            March 31,     September 30,     March 31,
                              2003            2003            2002
                            ---------     -------------     ---------
        Finished goods      $   5,920     $       4,006     $   4,313
        Work in process         1,317               929         1,522
        Supplies                  181                82           221
                            ---------     -------------     ---------
                            $   7,418     $       5,017     $   6,056
                            =========     =============     =========

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SEGMENT INFORMATION

The Company has two reportable segments: (i) Retail, and (ii) Growing.

The following is a tabulation of business segment information as of and for the three-month periods ended March 31, 2003 and 2002. Intersegment elimination information is included to reconcile segment data to the condensed consolidated financial statements. Amounts are in thousands:

                                              Six           Six           Three          Three
                                             month         month          month          month
                                             period        period         period         period
                                              ended         ended          ended          ended
                                            March 31,     March 31,      March 31,      March 31,
                                              2003          2003           2003           2002
                                            ---------     ---------      ---------      ---------
  REVENUES
     From external customers
       Retail                               $  20,085     $  17,203      $   9,237      $   6,985
       Growing                                     30            17             15              7
                                            ---------     ---------      ---------      ---------
         Totals                                20,115        17,220          9,252          6,992
                                            ---------     ---------      ---------      ---------
     From other operating segments
       Retail                                      --            --             --             --
       Growing                                    476           517            345            337
                                            ---------     ---------      ---------      ---------
         Totals                                   476           517            345            337
  Elimination of intersegment sales              (476)         (517)          (345)          (337)
                                            ---------     ---------      ---------      ---------
  Total consolidated net sales              $  20,115     $  17,220      $   9,252      $   6,992
                                            =========     =========      =========      =========

  LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES
       Retail                               $  (2,733)    $  (1,640)     $ (1,215)      $  (1,252)
       Growing                                    (55)          (57)          (36)            141
                                            ---------     ---------      --------       ---------
  Total loss from continuing operations
     before income taxes                    $  (2,788)    $  (1,697)     $ (1,251)      $  (1,111)
                                            =========     =========      ========       =========


                            March 31,     September 30,     March 31,
                              2003            2003            2002
                            ---------     -------------     ---------
  TOTAL ASSETS
     Retail                 $  23,218     $      21,715     $  21,306
     Growing                    1,554             1,077         1,820
                            ---------     -------------     ---------
       Totals               $  24,772     $      22,792     $  23,216
                            =========     =============     =========

The following table provides the revenues from external customers by groups of similar products (amounts in thousands):

                                              Six           Six          Three         Three
                                             month         month         month         month
                                             period        period        period        period
                                             ended         ended         ended         ended
                                            March 31,     March 31,     March 31,     March 31,
                                              2003          2003          2003          2002
                                            ---------     ---------     ---------     ---------
  REVENUES FROM EXTERNAL CUSTOMERS
     Living plants                          $  10,266     $   8,255     $   6,157     $   4,590
     Gardening related products                 5,735         5,107         3,047         2,352
     Christmas and other                        4,114         3,858            48            50
                                            ---------     ---------     ---------     ---------
         Totals                             $  20,115     $  17,220     $   9,252     $   6,992
                                            =========     =========     =========     =========

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

The Turkey Creek Farms growing operation was sold in March 2003. A gain of $420,000, net of income taxes, was recorded.

The Company recorded an inventory write-down of approximately $1.2 million in fiscal 2002. The assets, liabilities and results of operations for Turkey Creek Farms have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with Statement 144. (See Note 2 - "Reclassifications")

Following is a summary of the assets and liabilities of the discontinued operations as of the applicable years (amounts in thousands):


                                                    March 31,     September 30,     March 31,
                                                      2003            2003            2002
                                                    ---------     -------------     ---------
Cash                                                $      --     $          15     $      24
Accounts receivable                                        --                 1            46
Inventories                                                --               141         1,615
Property and equipment held for sale                       --             1,176            --
                                                    ---------     -------------     ---------
Current assets of discontinued operations           $      --     $       1,333     $   1,685
                                                    =========     =============     =========

Noncurrent assets of discontinued
 operations - property and equipment                $      --     $          --     $   1,209
                                                    =========     =============     =========

Accounts payable                                    $      --     $         476     $     380
Accrued expenses                                           --                11            20
                                                    ---------     -------------     ---------
Current liabilities of discontinued operations      $      --     $         487     $     400
                                                    =========     =============     =========


The property and equipment of the discontinued Turkey Creek Farms operation was classified as a current asset at September 30, 2003 since it was sold in fiscal 2003.

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the operating results of the discontinued operations for the applicable periods (amounts in thousands):

                                                      Six           Six          Three         Three
                                                     Month         Month         Month         Month
                                                     Period        Period        Period        Period
                                                     Ended         Ended         Ended         Ended
                                                    March 31,     March 31,     March 31,     March 31,
                                                      2003          2002          2003          2002
                                                    ---------     ---------     ---------     ---------
Sales                                               $     210     $   1,784     $      39     $     432
Cost of goods sold                                        210         1,527            39           394
                                                    ---------     ---------     ---------     ---------
Gross profit                                               --           257            --            38
Expenses                                                  872           320           251            44
                                                    ---------     ---------     ---------     ---------
Loss from discontinued operations before income
   taxes                                                 (872)          (63)         (251)           (6)
Income tax benefit                                       (330)          (22)          (80)           (2)
                                                    ---------     ---------     ---------     ---------
Loss from discontinued operations                   $    (542)    $     (41)    $    (171)    $      (4)
                                                    =========     =========     =========     =========

In April 2003 the Company decided to sell its Miller Plant Farms growing operation ("Miller") and discontinue the merchandise that it produced. (See Note 9 - "Subsequent Event")

6. NEW ACCOUNTING PRONOUNCEMENTS

Statement 142

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") as of October 1, 2002 and no longer amortizes goodwill. As of the adoption date the Company had unamortized goodwill in the amount of $631,000 which was subject to the transition provisions of Statement 142.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount.

Based on those tests, there was no indication that any reporting unit's goodwill was impaired. Accordingly, no transitional impairment losses were required to be recognized as the cumulative effect of a change in accounting principle.

There was no amortization expense for the three-month and six-month periods ended March 31, 2003. The Company's reported net loss for the three-month and six-month periods ended March 31, 2002, adjusted for excluding the effects of goodwill amortization, would have been $715,000 and $1,792,000, respectively. The effect on adjusted net loss per share for the three-month and six-month periods ended March 31, 2002 was insignificant.

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                      Six           Six          Three         Three
                                                     Month         Month         Month         Month
                                                     Period        Period        Period        Period
                                                     Ended         Ended         Ended         Ended
                                                    March 31,     March 31,     March 31,     March 31,
                                                      2003          2002          2003          2002
                                                    ---------     ---------     ---------     ---------
Net loss, as reported                               $  (1,846)    $  (1,142)    $    (542)    $    (742)
Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   income tax effects                                      --           432            --           432
                                                    ---------     ---------     ---------     ---------
Pro forma net loss                                  $  (1,846)    $  (1,574)    $    (542)    $  (1,174)
                                                    =========     =========     =========     =========

Net loss per share:
     Basic and diluted - as reported                $    (.31)    $    (.21)    $    (.10)    $    (.13)
     Basic and diluted - pro forma                  $    (.31)    $    (.28)    $    (.10)    $    (.20)

                   CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company entered the San Antonio market by leasing seven retail store locations (the "San Antonio Market Entry"). Three of those leases were entered into with Mr. George J. Wechsler (the "Affiliate Leases"), who was elected to the Company's Board of Directors and was named a Vice President of the Company at the time of the San Antonio Market Entry. The Affiliate leases have three year terms. Rental expense under the Affiliate Leases was $71,000 for the six month period ended March 31, 2003 and $36,000 for the three month period ended March 31, 2003. No rental expense under the Affiliate Leases was incurred for the six month or three month periods ended March 31, 2002.

8. ADVERTISING EXPENSES

The substantial majority of the Company's advertising consists of printed newspaper advertisements and radio announcements. Occasionally the Company will use direct mail and other media.

The Company expenses all advertising costs as they are incurred.

9. SUBSEQUENT EVENT

Exit from Miller Plant Farms

In April 2003 the Company decided to sell its Miller Plant Farms growing operation and discontinue the merchandise that it produced. The Company intends to dedicate its resources towards its retail operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment. In fiscal 2003 the Company sold its Turkey Creek Farms growing operation and discontinued the merchandise that it produced (see Note 5 to the Condensed Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

The Company's Miller Plant Farms growing operation ("Miller") is included in Continuing Operations in this report. In April 2003 the Company decided to sell Miller and discontinue the merchandise that it produced. In future reports Miller will be included in Discontinued Operations.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

SIX MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH SIX MONTH PERIOD ENDED MARCH 31, 2002

Loss from Continuing Operations before Income Taxes for the first six months of fiscal 2003 (the "March 2003 Period") was higher than it was for the first six months of fiscal 2003 (the "March 2002 Period"), primarily due to increased expenses and lower gross profit as a percentage of net sales ("Gross Margin").

Sales increased 17%, from $17.2 million for the March 2002 Period to $20.1 million for the March 2003 Period. The increase was primarily attributable to the addition of 7 new retail stores in the San Antonio Market in the fourth quarter of fiscal 2002. The addition of the San Antonio retail stores was also the primary factor in the 22% increase in inventories, from $6.1 million at March 31, 2002 to $7.4 million at March 31, 2003.

Same-store sales were increased 1%, from $16.9 million for the March 2002 Period to $17.1 for the March 2003 Period.

Gross Profit increased 15%, from $7.8 million for the March 2002 Period to $8.9 million for the March 2003 Period. However, Gross Margin declined from 45% for the March 2002 Period to 44% for the March 2003 Period. The decline was primarily attributable to aggressive price discounting at Christmas to increase sales.

Operating expenses increased 30%. The increase was primarily attributable to the opening of 7 retail stores in the San Antonio market. Same-store operating expenses increased 6%. The increase in same-store operating expenses was primarily attributable to increased labor costs associated with increased staffing.

Occupancy expenses increased 16%. The increase was primarily attributable to the leasing of 7 retail stores in the San Antonio market.

Advertising expenses increased 36%. The increase was primarily attributable to the advertising in the San Antonio market to support the opening of 7 retail stores there, and to increased advertising intended to help drive the increased sales.

Depreciation and amortization declined 31%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 6 to the Condensed Consolidated Financial Statements) and (ii) lower capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

Interest expense declined 9%. The decline was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, and (iii) lower interest rates.

Income tax benefit increased 79%. The increase was primarily attributable to the increased loss from continuing operations before income taxes.

QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002

Loss from Continuing Operations before Income Taxes for the second quarter of fiscal 2003 (the "March 2003 Quarter") was higher than it was for the second quarter of fiscal 2003 (the "March 2002 Quarter"), primarily due to increased expenses.

Sales increased 32%, from $7.0 million for the March 2002 Quarter to $9.2 million for the March 2003 Quarter. The increase was primarily attributable to the addition of 7 new retail stores in the San Antonio Market in the fourth quarter of fiscal 2002.

Same-store sales increased 12%, from $6.8 for the March 2002 Quarter to $7.7 for the March 2003 Quarter, indicating increased demand for the Company's living plants and related gardening products.

Gross Profit increased 32%, from $3.4 million for the March 2002 Quarter to $4.5 million for the March 2003 Quarter. The increase was directly related to the increased demand for the Company's living plants and related gardening products.

Operating expenses increased 34%. The increase was primarily attributable to the opening of 7 retail stores in the San Antonio market. Same-store operating expenses increased 16%. The increase in same-store operating expenses was primarily attributable to increased labor costs associated with increased staffing.

Occupancy expenses increased 12%. The increase was primarily attributable to the leasing of 7 retail stores in the San Antonio market.

Advertising expenses increased 70%. The increase was primarily attributable to the advertising in the San Antonio market to support the opening of 7 retail stores there.

Depreciation and amortization declined 40%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 6 to the Condensed Consolidated Financial Statements) and (ii) lower capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

Interest expense declined 5%. The decline was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, and (iii) lower interest rates.

Income tax benefit increased 23%. The increase was primarily attributable to the increased loss from continuing operations before income taxes.

DISCONTINUED OPERATIONS

SIX MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH SIX MONTH PERIOD ENDED MARCH 31, 2002

Sales declined from $1,784,000 for the March 2002 Period to $210,000 for the March 2003 Period. For the March 2002 Period, the Company's Turkey Creek Farms growing operation was (i) selling its remaining wholesale inventories to unrelated third parties, and (ii) producing for and selling to the Company's own retail stores. For the fiscal 2003 Period, the Company used the remaining inventories of its discontinued Turkey Creek Farms growing operation in its own retail stores.

Gross Profit declined from $257,000 for the March 2002 Period to $-0- for the March 2003 Period. The decline was primarily attributable to the decline in sales.

Expenses increased from $320,000 for the March 2002 Period to $872,000 for the March 2003 Period. The increase was primarily attributable to the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which requires that costs and expenses of discontinued operations be recognized as they are incurred. The estimated costs of discontinuing the wholesale operations had been accrued during fiscal 2001. The Company early adopted Statement 144 in fiscal 2002.

The aforementioned factors caused the Loss before Income Taxes to increase from $63,000 for the March 2002 Period to $872,000 for the March 2003 Period. See
Note 5 to the Condensed Consolidated Financial Statements.

QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002

Sales declined from $432,000 for the March 2002 Quarter to $39,000 for the March 2003 Quarter. For the March 2002 Quarter, the Company's Turkey Creek Farms growing operation was producing for and selling to the Company's own retail stores. For the fiscal 2003 Quarter, the Company used the remaining inventories of its discontinued Turkey Creek Farms growing operation in its own retail stores.

Gross Profit declined from $38,000 for the March 2002 Quarter to $-0- for the March 2003 Quarter. The decline was primarily attributable to the decline in sales.

Expenses increased from $44,000 for the March 2002 Quarter to $251,000 for the March 2003 Quarter. The increase was primarily attributable to the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which requires that costs and expenses of discontinued operations be recognized as they are incurred. The estimated costs of discontinuing the wholesale operations had been accrued during fiscal 2002. The Company early adopted Statement 144 in fiscal 2003.

The aforementioned factors caused the Loss before Income Taxes to increase from $6,000 for the March 2002 Quarter to $251,000 for the March 2003 Quarter. See
Note 5 to the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities were $1.1 million for the March 2002 Period compared to Cash Flows Used by Operating Activities of $1.4 million for the March 2003 Quarter. The decline was primarily attributable to (i) a increase in Inventories of $2.4 million for the March 2003 Period, compared to an increase in Inventories of $0.8 for the March 2002 Quarter, and (ii) a Net Loss of $1.8 million for the March 2003 Quarter compared to a Net Loss of $1.1 million for the March 2002 Quarter.

Cash flows Used for Investing Activities were $77,000 for the March 2003 Period compared to $143,000 for the March 2002 Period. The decrease was primarily attributable to a difference in the timing of certain replacements of furniture, fixtures and vehicles. The Company continues to limit the amount spent on capital expenditures during each fiscal year, and has no significant capital projects planned for the remainder of fiscal 2003.

Cash Flows Used for Financing Activities were $1.0 million for the March 2003 Period compared to $0.7 million for the March 2002 Period. During the March 2003 Period the Company paid off one note payable that had a balance of $1.0 million. By comparison, during the March 2002 Period the Company had repaid $0.7 million in short-term borrowings under its revolving line of credit arrangement.

LINE OF CREDIT ARRANGEMENT

The Company's business is seasonal, and it relies on a revolving line of credit arrangement provided by a bank (the "Line of Credit") to supplement its working capital during seasons of lower sales volumes.

Typically, the Company borrows from the Line of Credit during the quarter ending March 31, and repays those borrowings during the spring selling season included in the quarter ending June 30. The amount which may be borrowed under the line of credit is tied to amounts of accounts receivable and inventories, with a maximum of $5.0 million. The amounts owed under the Line of Credit as of March 31, 2003 and 2002, and September 30, 2002 were $-0-, $70,000 and $-0-, respectively.

The maximum and weighted average amounts borrowed under the Line of Credit were as follows (amounts in thousands):

                                                      Six           Six          Three         Three
                                                     Month         Month         Month         Month
                                                     Period        Period        Period        Period
                                                     Ended         Ended         Ended         Ended
                                                    March 31,     March 31,     March 31,     March 31,
                                                      2003          2002          2003          2002
                                                    ---------     ---------     ---------     ---------
        Maximum amount borrowed                     $   2,985     $   1,676     $   2,985     $   1,676
        Weighted-average amount borrowed            $     772     $     300     $   1,544     $     528

The Line of Credit has a one year term expiring May 29, 2003. The Company typically renews the Line of Credit for an additional one-year term each year. The Company expects to be able to renew the current Line of Credit.

The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At March 31, 2003 the Company was in compliance with the financial covenants required by the Line of Credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2003 the Company had the following contractual obligations (amounts in thousands):

                                                         FISCAL YEAR ENDING SEPTEMBER 30
                                      ---------------------------------------------------------------------------
                                                                                               There-
                                      2003(1)      2004         2005       2006       2007      after     Totals
                                      -------    --------     --------   --------   --------   ------    --------
Long-term debt (including
   current portion)                   $   195    $    500     $    550   $    620   $    600   $5,116    $  7,581
Future minimum lease
   payments under
   noncancellable operating
   leases                               1,240       2,408        1,923      1,366        850    1,868       9,655
Preferred stock with
   mandatory redemption
   provisions (2)                          --       3,420           --         --         --       --       3,420
                                      -------    --------     --------   --------   --------   ------    --------
Totals                                $ 1,435    $  6,328     $  2,473   $  1,986   $  1,450   $6,984    $ 20,656
                                      =======    ========     ========   ========   ========   ======    ========

(1) Amounts for 2003 represent obligations due during the remainder of fiscal 2003 (six months).

(2) Carrying amount of $2,538 as of September 30, 2002 and $2,743 as of March 31, 2003.

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

Deferred income taxes - As of March 31, 2003 and 2002, and September 30, 2002 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2003 and September 30, 2002 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

Goodwill - As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective October 1, 2002, and no longer amortizes goodwill.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount.

Based on those tests, there was no indication that any reporting unit's goodwill was impaired. Accordingly, no transitional impairment losses were required to be recognized as the cumulative effect of a change in accounting principle.

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

SUPPLIERS

The wholesale market for living plants, related gardening products and Christmas merchandise is highly competitive. The Company uses dozens of suppliers for its living plants, related gardening products and Christmas merchandise, and there are readily available alternative sources for substantially all of the products sold by the Company. The Company has not encountered significant difficulties in procuring merchandise to sell. The Company considers its relations with suppliers to be good.

EMPLOYEES

The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages. The Company considers its relations with employees to be good.

COMPETITION

On February 13, 2003 The Home Depot ("Home Depot") opened a free-standing nursery store ("Landscape Supply") in the Dallas-Fort Worth Market, where Calloway's operates sixteen of its twenty-six retail stores. Home Depot is a much larger competitor with substantially greater financial resources than Calloway's.

In a press release dated February 6, 2003 Home Depot stated that Landscape Supply will be "focusing on the professional landscapers and avid do-it-yourself garden enthusiasts." In addition, Home Depot stated that it intends to open four additional Landscape Supply stores in the Dallas-Fort Worth market, and has already opened some of those four stores.

The retail nature of Landscape Supply's locations, and the retail orientation of its merchandise, causes management to believe it could represent a change in the competitive environment in Dallas-Fort Worth. However, management does not believe that the Landscape Supply stores had a significant impact on the Company's results of operations for the six month or three month periods ended March 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of March 31, 2003, we had no foreign exchange contracts or options outstanding.

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

At March 31, 2003 Calloway's had variable rate debt of $2.0 million, out of total long-term debt of $7.6 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $20,000 for the variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

On March 31, 2003 (the "Evaluation Date") an evaluation was performed by the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to the Evaluation Date there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and procedures for financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of Shareholders of the Company was held on February 19, 2003. The voting results of that meeting were as follows:

ELECTION OF DIRECTORS

     Nominee                                         For                  Withheld
     -----------------------------                ----------              --------
     Dr. Stanley Block                             5,393,853                44,850
     James C. Estill                               5,399,353                39,350
     C. Sterling Cornelius                         5,399,953                38,750
     John T. Cosby                                 5,393,353                44,350
     Daniel R. Feehan                              5,392,953                45,750
     Timothy J. McKibben                           5,393,353                45,350
     John S. Peters                                5,393,353                45,350
     George J. Wechsler                            5,377,953                60,750

APPROVAL OF CALLOWAY'S NURSERY, INC. 2002 STOCK OPTION PLAN

                For                 Against                   Abstain                     Broker Non-Votes
            ----------             ---------                  -------                     ----------------
             5,229,754               194,529                   14,420                                  -0-


APPOINTMENT OF KPMG LP AS AUDITORS FOR FISCAL YEAR 2003

                For                 Against                   Abstain                     Broker Non-Votes
            ----------             ---------                  -------                     ----------------
             5,362,794                25,650                   50,259                                  -0-

ITEM 5. OTHER INFORMATION.
   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

     Exhibit 99(m) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

   (b) Reports on Form 8-K:

     On February 18, 2003 the Company filed a Form 8-K disclosing that on February 13, 2003 The Home Depot ("Home Depot") opened a free-standing nursery store ("Landscape Supply") in the Dallas-Fort Worth Market, where Calloway's operates sixteen of its twenty-six retail stores.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003

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

         Date:      May 8, 2003

         /s/ Daniel G. Reynolds
         ----------------------
         Daniel G. Reynolds
         Vice President and Chief Financial Officer

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

         Date:      May 8, 2003

         /s/ James C. Estill
         -------------------
         James C. Estill
         President and Chief Executive Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         99(m)    Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.