Form 10-Q
period 2003-06-30
CALLOWAYS NURSERY INC
filed 2003-08-14
CIK 874759

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                                 YES [ ] NO [X]

6,847,797 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of July 31, 2003.

                            CALLOWAY'S NURSERY, INC.
                                    FORM 10-Q
                                  JUNE 30, 2003
                                TABLE OF CONTENTS

                                                                                                  PAGE

   FORWARD-LOOKING STATEMENTS OR INFORMATION                                                        3
   PART I - FINANCIAL INFORMATION
   ITEM 1

     Index to Consolidated Financial Statements (Unaudited):
       Condensed Consolidated Balance Sheets                                                        4
       Condensed Consolidated Statements of Operations                                              5
       Condensed Consolidated Statements of Cash Flows                                              6
       Notes to Condensed Consolidated Financial Statements                                         7
   ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations         13
   ITEM 3

     Quantitative and Qualitative Disclosures about Market Risk                                    20
   ITEM 4

     Controls and Procedures                                                                       20
   PART II - OTHER INFORMATION

     Items 1-6                                                                                     20

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)
                                     ASSETS

                                                                  JUNE 30,        SEPTEMBER 30,        JUNE 30,
                                                                    2003              2002               2002
                                                                    ----              ----               ----

Cash and cash equivalents                                         $ 4,131           $ 2,475            $  6,044
Accounts receivable                                                   498               356                 350
Inventories                                                         4,507             4,006               2,809
Prepaids and other assets                                              36                59                 102
Deferred income taxes, current                                        219               263                  55
Income taxes receivable                                                --               119                  --
Current assets of discontinued operations                             931             2,344               2,118
                                                                  -------           -------            --------
     Total current assets                                          10,322             9,622              11,478
Property and equipment, net                                        10,959            11,342              11,120
Goodwill, net                                                         631               631                 658
Deferred income taxes                                               1,568             1,568               1,122
Other assets                                                          189               211                 219
Noncurrent assets of discontinued operations                           --               751               2,262
                                                                  -------           -------            --------
       Total assets                                               $23,669           $24,125            $ 26,859
                                                                  =======           =======            ========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                  $ 4,296           $ 2,694            $  3,044
Accrued expenses                                                    1,648             2,017               1,348
Accrued income taxes                                                   --                --                 680
Current portion of long-term debt                                     390               501                 557
Deferred income taxes, current                                         --                --                  --
Current liabilities of discontinued operations                        193               544                 431
                                                                  -------           -------            --------
     Total current liabilities                                      6,527             5,756               6,060
Deferred rent payable                                                 680               805                 846
Long-term debt, net of current portion                              7,079             8,246               8,318
                                                                  -------           -------            --------
     Total liabilities                                             14,286            14,807              15,224
                                                                  -------           -------            --------
Commitments and contingencies
Non-voting preferred stock, with mandatory redemption
   provisions                                                       2,846             2,538               2,442
Shareholders' equity:
   Voting convertible preferred stock                                  --                --                  --
   Preferred stock                                                     --                --                  --
   Common stock                                                        71                68                  67
   Additional paid-in capital                                      10,127             9,885               9,819
   Accumulated deficit                                            (2,265)           (1,777)                 703
                                                                  -------           -------            --------
                                                                    7,933             8,176              10,589
   Less: Treasury stock, at cost                                  (1,396)           (1,396)             (1,396)
                                                                  -------           -------            --------
     Total shareholders' equity                                     6,537             6,780               9,193
                                                                  -------           -------            --------
       Total liabilities and shareholders'
         equity                                                   $23,669           $24,125            $ 26,859
                                                                  =======           =======            ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            NINE-MONTHS ENDED                 THREE-MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                                --------                           --------
                                                        2003               2002             2003             2002
                                                        ----               ----             ----             ----
Net sales                                             $40,174            $36,721          $20,090          $19,518
Cost of goods sold                                     21,226             19,296           10,034            9,846
                                                      -------            -------          -------          -------
Gross profit                                           18,948             17,425           10,056            9,672
                                                      -------            -------          -------          -------
Operating expenses                                     13,004              9,991            4,690            3,607
Occupancy expenses                                      2,492              2,094              871              696
Advertising expenses                                    1,508              1,188              525              463
Depreciation and amortization                             457                650              150              197
Interest expense                                          580                666              175              224
Interest income                                           (15)               (21)              (8)             (12)
                                                      -------            -------          -------          -------
Total expenses                                         18,026             14,568            6,403            5,175
                                                      -------            -------          -------          -------
Income from continuing operations before income
   taxes                                                  922              2,857            3,653            4,497
Income tax expense                                        354              1,211            1,400            1,784
                                                      -------            -------          -------          -------
Income from continuing operations                         568              1,646            2,253            2,713
Discontinued operations:
Loss from discontinued operations, net of
   income tax benefits of $395, $215, $45 and
   $170                                                  (631)              (293)             (51)            (218)
Loss on disposal of discontinued operations,
   net of income tax benefits of $74, $--,
   $331, and $--                                         (117)                 --            (537)               --
                                                      -------            -------          -------          -------
Loss from discontinued operations                        (748)              (293)            (588)            (218)
                                                      -------            -------          -------          -------
Net income (loss)                                        (180)             1,353            1,665            2,495
Accretion of preferred stock                             (308)              (262)            (102)             (96)
                                                      -------            -------          -------          -------
Net income (loss) attributable to common
   shareholders                                       $  (488)           $ 1,091          $ 1,563          $ 2,399
                                                      =======            =======          =======          =======
Weighted average number of common shares
   outstanding

   Basic                                                6,663              6,347            6,758            6,408
   Diluted                                              6,663              6,381            6,758            6,512
Basic net income (loss) per common share

   Income from continuing operations                  $   .04            $   .22          $   .32          $   .41
   Loss from discontinued operations                     (.11)              (.05)            (.09)            (.04)
                                                      -------            -------          -------          -------
   Net income (loss)                                    ($.07)           $   .17          $   .23          $   .37
                                                      -------            -------          -------          -------
Diluted net income (loss) per common share

   Income from continuing operations                  $   .04            $   .22          $   .32          $   .40
   Loss from discontinued operations                     (.11)              (.05)            (.09)            (.03)
                                                      -------            -------          -------          -------
   Net income (loss)                                    ($.07)           $   .17          $   .23          $   .37
                                                        =====            =======          =======          =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CALLOWAY'S NURSERY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE-MONTHS ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                     2003                2002
                                                                                     ----                ----
Cash flows from operating activities:
     Net income (loss)                                                              ($180)            $ 1,353
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Loss from discontinued operations (net of tax)                                 748                 293
       Depreciation and amortization                                                  457                 650
       Net change in operating assets and liabilities                                 673               3,818
                                                                                  -------             -------
         Net cash provided by operating activities                                  1,698               6,114
                                                                                  -------             -------
Cash flows from investing activities -
     Additions to property and equipment                                              (74)               (209)
                                                                                  -------             -------
Cash flows from financing activities:

     Proceeds from issuance of common stock                                           245                 211
     Repayments of debt                                                            (1,278)             (1,233)
                                                                                  -------             -------
         Net cash used for financing activities                                    (1,033)             (1,022)
                                                                                  -------             -------
Net increase in cash and cash equivalents from continuing operations                  591               4,883

Net increase in cash and cash equivalents from discontinued operations              1,065                 882
                                                                                  -------             -------
Net increase in cash and cash equivalents                                           1,656               5,765

Cash and cash equivalents at beginning of period                                    2,475                 279
                                                                                  -------             -------
Cash and cash equivalents at end of period                                        $ 4,131             $ 6,044
                                                                                  =======             =======



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the consolidated financial position at June 30, 2003, and the results of operations and cash flows for the nine-month and three-month periods ended June 30, 2003 and 2002 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations for the nine-month and three-month periods ended June 30, 2003, and the cash flows for the nine-month period ended June 30, 2003, are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2003.

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

2. RECLASSIFICATIONS

Certain amounts for fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation. (See Note 4 - "Exit from Growing Segment")

3. INVENTORIES

Inventories consist of finished goods.

4. DISCONTINUED OPERATIONS

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

Exit from Growing Segment

The Company has operated two growing facilities: Turkey Creek Farms ("Turkey"), near Houston, and Miller Plant Farms ("Miller"), near Tyler. Together, Turkey and Miller comprised the growing segment of the Company's business.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Turkey Creek Farms

In September 2002 the Company decided to sell Turkey and discontinue the merchandise that it produced. The Company incurred operating losses and negative cash flows on Turkey in fiscal 2002 and concluded that market conditions then and for the foreseeable future were such that Turkey was likely to remain uncompetitive.

Turkey was sold in March 2003. A gain of $420,000, net of income taxes, was recorded.

The Company recorded an inventory write-down of approximately $1.2 million in fiscal 2002. The assets, liabilities and results of operations for Turkey have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). (See Note 2 - "Reclassifications")

Miller Plant Farms

In April 2003 the Company decided to sell Miller and discontinue the merchandise it produced. The strategic move will allow the Company to dedicate its resources toward the growth of its retail operations. The assets, liabilities and results of operations for Miller have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with Statement 144. (See Note 2 - "Reclassifications"). In July 2003 the Company entered into a contract to sell Miller. An impairment loss of $537,000 (net of tax) was recorded on the assets of Miller for the three-month and nine-month periods ended June 30, 2003 in accordance with Statement 144. (See Note 9 - "Subsequent Event")

Following is a summary of the assets and liabilities of the discontinued operations as of the applicable years (amounts in thousands):

                                                               June 30,           September 30,        June 30,
                                                                 2003                 2002               2002
                                                                 ----                 ----               ----
Cash                                                             $  3               $   15              $   21
Accounts receivable                                                --                    1                  59
Inventories                                                       200                1,152               2,038
Property and equipment held for sale                              728                1,176                  --
                                                                 ----               ------              ------
Current assets of discontinued operations                        $931               $2,344              $2,118
                                                                 ====               ======              ======
Noncurrent assets of discontinued operations -
   property and equipment                                        $ --               $  751              $2,262
                                                                 ====               ======              ======
Accounts payable                                                 $154               $  531              $  410
Accrued expenses                                                   39                   13                  21
                                                                 ----               ------              ------
Current liabilities of discontinued operations                   $193               $  544              $  431
                                                                 ====               ======              ======

The property and equipment of the discontinued Turkey Creek Farms operation was classified as a current asset at September 30, 2002 since it was sold in fiscal 2003.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Following is a summary of the operating results of the discontinued operations for the applicable periods (amounts in thousands):

                                                          Nine-           Nine-         Three-month
                                                      month Period    month Period      Period Ended   Three-month
                                                       Ended June      Ended June           June       Period Ended
                                                           30,              30,              30,         June 30,
                                                          2003             2002             2003            2002
                                                          ----             ----             ----            ----
Sales                                                   $ 1,553          $5,031            $ 837          $2,713
Cost of goods sold                                        1,553           4,954              837           2,713
                                                        -------          ------            -----          ------
Gross profit                                                 --              77               --              --
Expenses                                                  1,026             585               96             388
                                                        -------          ------            -----          ------
Loss from discontinued operations before income
   taxes                                                 (1,026)           (508)             (96)           (388)
Income tax benefit                                         (395)           (215)             (45)           (170)
                                                        -------          ------            -----          ------
Loss from discontinued operations                         ($631)          ($293)            ($51)          ($218)
                                                        =======          ======            =====          ======

5. SEGMENT INFORMATION

In April 2003 the Company decided to dispose of its only remaining growing operation, Miller Plant Farms, near Tyler, Texas (see Note 4 - "Exit from Growing Segment"). Accordingly, historical results of the growing segment are classified as discontinued operations. The Company now has only one reportable segment: Retail.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

There was no amortization expense for the three-month and nine-month periods ended June 30, 2003. The Company's reported net income for the three-month and nine-month periods ended June 30, 2002, adjusted for excluding the effects of goodwill amortization, would have been $2,522,000 and $1,434,000, respectively. The effect on adjusted net loss per share for the three-month and nine-month periods ended June 30, 2002 was insignificant.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Statement 148

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation arrangements in each period presented, and provides for a specific tabular format of the pro forma disclosures required by Statement 123.

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

                                                       Nine-           Nine-        Three-month
                                                       month        month Period    Period Ended     Three-month
                                                      Period        Ended June         June          Period Ended
                                                   Ended June 30,       30,             30,            June 30,
                                                       2003            2002            2003             2002
                                                       ----            ----            ----             ----
Net income (loss), as reported                         ($180)         $1,353          $1,665           $2,495
Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   income tax effects                                     --             432              --               --
                                                       -----          ------          ------           ------
Pro forma net income (loss)                            ($180)         $  921          $1,665           $2,495
                                                       =====          ======          ======           ======
Net income per share - basic
     As reported                                       ($.07)         $  .17          $  .23           $  .37
     Pro forma                                         ($.07)         $  .10          $  .23           $  .37
Net income per share - diluted
     As reported                                       ($.07)         $  .17          $  .23           $  .37
     Pro forma                                         ($.07)         $  .10          $  .23           $  .37

Statement 150

In May 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Statement 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

         - A financial instrument issued in the form of shares that is mandatorily redeemable -- that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

         - A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

         - A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

                  a. A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares.

                  b. Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares.

                  c. Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

The requirements of Statement 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company is required to adopt Statement 150 on July 1, 2003. At June 30, 2003 the Company had outstanding 34,202 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value, that were issued in 1999 in connection with an acquisition, with a carrying amount of $2,846,000. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share. Adoption of Statement 150 will cause the Preferred Stock to be classified as a current liability on the balance sheet at September 30, 2003.

                    CALLOWAY'S NURSERY, INC. AND SUSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company entered the San Antonio market by leasing seven retail store locations (the "San Antonio Market Entry"). Three of those leases were entered into with Mr. George J. Wechsler (the "Affiliate Leases"), who was elected to the Company's Board of Directors and was named a Vice President of the Company at the time of the San Antonio Market Entry. The Affiliate leases have three year terms. Rental expense under the Affiliate Leases was $107,000 for the nine-month period ended June 30, 2003 and $36,000 for the three-month period ended June 30, 2003. No rental expense under the Affiliate Leases was incurred for the nine-month or three-month periods ended June 30, 2002.

8. ADVERTISING EXPENSES

The substantial majority of the Company's advertising consists of printed newspaper advertisements and radio announcements. Occasionally the Company will use direct mail and other media.

The Company expenses all advertising costs as they are incurred.

9. SUBSEQUENT EVENT

In July 2003 the Company entered into a contract to sell Miller (see Note 4 - "Discontinued Operations - Exit from Growing Segment - Miller Plant Farms"). An impairment loss of $537,000 (net of tax) was recorded on the assets of Miller for the three-month and nine-month periods ended June 30, 2003 in accordance with Statement 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations that had been a part of its wholesale and growing segment. In fiscal 2003 the Company sold its Turkey Creek Farms ("Turkey") growing operation and discontinued the merchandise that it produced, and in April 2003 the Company decided to sell its Miller Plant Farms growing operation ("Miller") and discontinue the merchandise that it produced. (see Note 4 to Condensed Consolidated Financial Statements). Accordingly, the following discussion of results of operations has been separated into (i) Continuing Operations and (ii) Discontinued Operations.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

NINE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED WITH NINE-MONTH PERIOD ENDED JUNE 30, 2002

During the quarter ended September 30, 2002 the Company entered the San Antonio, Texas market by opening seven (7) retail stores there (the "San Antonio Market Entry"). Results for the first nine months of fiscal 2003 (the "June 2003 Period") include revenues and expenses for the San Antonio Market Entry, while results for the first nine months of fiscal 2002 (the "June 2002 Period") do not.

Income from Continuing Operations before Income Taxes for the June 2003 Period was lower than it was for the June 2002 Period, primarily due to expenses that increased at a higher rate than sales.

Sales increased 9%, from $36.7 million for the June 2002 Period to $40.2 million for the June 2003 Period. The increase was primarily attributable to the San Antonio Market Entry. The San Antonio Market Entry was also the primary factor in the 60% increase in inventories, from $2.8 million at June 30, 2002 to $4.5 million at June 30, 2003.

Same-store sales declined 4%, from $36.0 million for the June 2002 Period to $34.7 million for the June 2003 Period, indicating reduced demand for the Company's living plants and related gardening products.

Gross Profit increased 9%, from $17.4 million for the June 2002 Period to $18.9 million for the June 2003 Period. Gross Profit as a percentage of net sales ("Gross Margin"), was unchanged at 47% for both the June 2002 Period and the June 2003 Period.

Operating expenses increased 30%. The increase was primarily attributable to the San Antonio Market Entry. Same-store operating expenses increased 7%. The increase in same-store operating expenses was primarily attributable to increased labor costs associated with increased staffing.

Occupancy expenses increased 19%. The increase was primarily attributable to the San Antonio Market Entry.

Advertising expenses increased 27%. The increase was primarily attributable to the San Antonio Market Entry.

Depreciation and amortization declined 30%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 6 to the Condensed Consolidated Financial Statements) and (ii) lower capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

Interest expense declined 13%. The decline was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, and (iii) lower interest rates.

Income tax expense declined 71%. The increase was primarily attributable to the reduced income from continuing operations before income taxes. The effective tax rate was 38.4% for the June 2003 Period compared to 42.4% for the June 2002 Period. The difference was primarily attributable to state income tax adjustments recorded in the June 2002 Period that were not necessary for the June 2003 Period.

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

Income from Continuing Operations before Income Taxes for the third quarter of fiscal 2003 (the "June 2003 Quarter") was lower than it was for the third quarter of fiscal 2002 (the "June 2002 Quarter"), primarily due to expenses that increased at a higher rate than sales.

Sales increased 3%, from $19.5 million for the June 2002 Quarter to $20.1 million for the June 2003 Quarter. The increase was primarily attributable to the San Antonio Market Entry.

Same-store sales declined 8%, from $19.1 million for the June 2002 Quarter to $17.5 million for the June 2003 Quarter, indicating reduced demand for the Company's living plants and related gardening products.

Gross Profit increased 4%, from $9.7 million for the June 2002 Quarter to $10.1 million for the June 2003 Quarter. The increase was primarily attributable to the increased sales. Gross Margin was unchanged at 47% for both the June 2002 Quarter and the June 2003 Quarter.

Operating expenses increased 30%. The increase was primarily attributable to the San Antonio Market Entry. Same-store operating expenses increased 8%. The increase in same-store operating expenses was primarily attributable to increased labor costs associated with increased staffing.

Occupancy expenses increased 25%. The increase was primarily attributable to the San Antonio Market Entry.

Advertising expenses increased 13%. The increase was primarily attributable to the San Antonio Market Entry.

Depreciation and amortization declined 24%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 6 to the Condensed Consolidated Financial Statements) and (ii) lower capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

Interest expense declined 22%. The decline was primarily attributable to (i) lower amounts of long-term debt and (iii) lower interest rates.

Income tax expense declined 22%. The increase was primarily attributable to the reduced income from continuing operations before income taxes. The effective tax rate was 38.3% for the June 2003 Quarter compared to 39.7% for the June 2002 Quarter.

DISCONTINUED OPERATIONS

NINE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED WITH NINE-MONTH PERIOD ENDED JUNE 30, 2002

Sales declined from $5,031,000 for the June 2002 Period to $1,553,000 for the June 2003 Period. The decline was primarily attributable to the exit from Turkey (see Note 4 to Condensed Consolidated Financial Statements).

Gross Profit declined from $77,000 for the June 2002 Period to $-0- for the June 2003 Period. The decline was primarily attributable to the decline in sales.

Expenses increased from $585,000 for the June 2002 Period to $1,026,000 for the June 2003 Period. The increase was primarily attributable to the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which requires that costs and expenses of discontinued operations be recognized as they are incurred (see Note 6 to Condensed Consolidated Financial Statements). The estimated costs of discontinuing the wholesale operations had been accrued during fiscal 2001. The Company early adopted Statement 144 in fiscal 2002; therefore, the costs of exiting Turkey were expensed as incurred in fiscal 2003, and the costs of exiting Miller are being expensed as incurred.

The aforementioned factors caused the Loss before Income Taxes to increase from $508,000 for the June 2002 Period to $1,026,000 for the June 2003 Period.

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

Sales declined from $2,713,000 for the June 2002 Quarter to $837,000 for the June 2003 Quarter. The decline was primarily attributable to the exit from Turkey (see Note 4 to Condensed Consolidated Financial Statements).

Gross Profit was $-0- for both the June 2002 Quarter and the June 2003 Quarter.

Expenses declined from $388,000 for the June 2002 Quarter to $96,000 for the June 2003 Quarter. The decline was primarily attributable to the exit from Turkey.

The aforementioned factors caused the Loss before Income Taxes to decline from $388,000 for the June 2002 Quarter to $96,000 for the June 2003 Quarter.

FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

Cash Flows Provided by Operating Activities were $1.7 million for the June 2003 Period compared to $6.1 million for the June 2002 Period. The decline was primarily attributable to: (i) the decline in income from continuing operations, from $1.6 million for the June 2002 period to $0.5 million for the June 2003 period; (ii) an increase in Inventories of $0.5 million for the June 2003 Period, compared to a reduction in Inventories of $1.1 million for the June 2002 Period; and (iii) the reduction in income tax refunds receivable from $1.2 million for the June 2002 Period to $0.1 million for the June 2002 Quarter.

Cash flows Used for Investing Activities were $74,000 for the June 2003 Period compared to $209,000 for the June 2002 Period. The decrease was primarily attributable to a difference in the timing of certain replacements of furniture, fixtures and vehicles. The Company continues to limit the amount spent on capital expenditures during each fiscal year, and has no significant capital projects planned for the remainder of fiscal 2003.

Cash Flows Used for Financing Activities were $1.0 million for both the June 2003 Period and the June 2002 Period.

Cash Flows from Discontinued Operations were $1.1 million for the June 2003 Period compared to $0.9 million for the June 2002 Period. The loss from discontinued operations was higher for the June 2003 Period (see "Results of Operations - Discontinued Operations"). In addition, Company realized a gain on disposal of discontinued operations of $0.4 million (net of tax) on the Sale of Turkey in March 2003 and a loss of $0.5 million (net of tax) on the impairment of the Miller assets in June 2003.

LINE OF CREDIT ARRANGEMENT

The Company's business is seasonal, and it relies on a revolving line of credit arrangement provided by a bank (the "Line of Credit") to supplement its working capital during seasons of lower sales volumes.

Typically, the Company borrows from the Line of Credit during the quarter ending June 30, and repays those borrowings during the spring selling season included in the quarter ending June 30. The amount which may be borrowed under the line of credit is tied to amounts of accounts receivable and inventories, with a maximum of $3.0 million.

The Company owed $-0- under the Line of Credit as of June 30, 2003 and 2002, and September 30, 2002. The maximum and weighted average amounts borrowed under the Line of Credit were as follows (amounts in thousands):

                                                   Nine-            Nine-         Three-month      Three-month
                                                month Period     month Period     Period Ended    Period Ended
                                                 Ended June     Ended June 30,      June 30,         June 30,
                                                  30, 2003           2002             2003             2002
                                                  --------           ----             ----             ----
        Maximum amount borrowed                    $2,985           $1,676             $-0-             $--
        Weighted-average amount borrowed             $379             $200             $-0-            $-0-

The Line of Credit was renewed on May 29, 2003 for a one year term expiring May 28, 2004. The Company typically renews the Line of Credit for an additional one-year term each year. The Company expects to be able to renew the current Line of Credit.

The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At June 30, 2003 the Company was in compliance with the financial covenants required by the Line of Credit.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2003 the Company had the following contractual obligations (amounts in thousands):

                                                             FISCAL YEAR ENDING SEPTEMBER 30
                                      ----------------------------------------------------------------------------
                                      2003(1)       2004       2005      2006       2007    There-after    Totals
                                      -------       ----       ----      ----       ----    -----------    ------
Long-term debt (including
   current portion)                      $ 93     $  500     $  550    $  620     $  600       $5,106      $ 7,469
Future minimum lease
   payments under
   noncancellable operating
   leases                                 620      2,408      1,923     1,366        850        1,868        9,035
Preferred stock with
   mandatory redemption
   provisions (2)                          --      3,420         --        --         --           --        3,420
                                         ----     ------     ------    ------     ------       ------      -------
Totals                                   $713     $6,328     $2,473    $1,986     $1,450       $6,974      $19,924
                                         ====     ======     ======    ======     ======       ======      =======

(1)Amounts for 2003 represent obligations due during the remainder of fiscal 2003 (three months).

(2) Carrying amount of $2,846 as of June 30, 2003, $2,538 as of September 30, 2002 and $2,442 as of June 30, 2002.

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

Some assets and liabilities by their nature are subject to estimates and assumptions. For the Company, those assets and liabilities include:

     -   Inventories;
     -   Deferred income taxes;
     -   Property and equipment;
     -   Goodwill;
     -   Accrued expenses;
     -   Impairment of assets held for sale.

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

Deferred income taxes - As of June 30, 2003 and 2002, and September 30, 2002 the Company has recorded a valuation allowance of $0 for its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2003 and September 30, 2002 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

Impairment of assets held for sale - The Company has recorded an impairment loss of $536,000 (net of tax) based on estimated net proceeds from the sale of Miller (see Note 9 to Condensed Consolidated Financial Statements). The sale price of certain of the assets will be determined by a physical inventory to be taken on or near the closing date.

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

COMPETITION

On February 13, 2003 The Home Depot ("Home Depot") opened a free-standing nursery store ("Landscape Supply") in the Dallas - Fort Worth Market, where Calloway's operates sixteen of its twenty-six retail stores. Home Depot is a much larger competitor with substantially greater financial resources than Calloway's.

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

The Company has experienced reduced consumer demand for its living plants and related gardening products in most of its market areas over the past two years. Such reduced demand is the result of many factors, including, but not limited to: economic conditions in the market areas served by the Company's retail stores, the impact of weather and other growing conditions, and the impact of competition. Management does not believe that the Landscape Supply stores, by themselves, had a significant impact on the Company's results of operations for the nine-month or three-month periods ended June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Calloway's is exposed to certain market risks, including fluctuations in interest rates. We do not enter into transactions designed to mitigate such market risk, nor do we enter into any transactions in derivative securities for trading or speculative purposes. As of June 30, 2003, we had no foreign exchange contracts or options outstanding.

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

At June 30, 2003 Calloway's had variable rate debt of $1.9 million, out of total long-term debt of $7.5 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $19,000 for the variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(b), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this report has been made known to them in a timely manner. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   None.

ITEM 5. OTHER INFORMATION.
   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits Required by Item 601 of Regulation S-K:

              A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 23, which immediately precedes such exhibits.

   (b) Reports on Form 8-K:

         (1) On April 30, 2003 the Company filed a Form 8-K disclosing that On October 24, 2002 the Company received a letter from NASDAQ indicating that the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4), and that the Company would be provided 180 calendar days, or until April 22, 2003, to demonstrate compliance. On April 23, 2003 the Company received a letter from NASDAQ indicating that the Company meets the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). Since the Company meets the initial listing requirements, the Company was granted an additional 180 calendar day grace period, or until October 20, 2003, to demonstrate compliance. If compliance with the aforementioned rule cannot be demonstrated by October 20, 2003, the NASDAQ will again determine whether the Company meets the initial listing requirements; if so, the Company will then be granted an additional 90 calendar day grace period to demonstrate compliance.

         (2) On May 21, 2003 the Company filed a Form 8-K disclosing that on May 7, 2003, the Registrant issued a press release setting forth its results of operations and financial condition as of and for the three-month and six-month periods ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

                                             CALLOWAY'S NURSERY, INC.

                                             By /s/ James C. Estill
                                                ---------------------------
                                             James C. Estill, President and
                                             Chief Executive Officer

                                             By /s/ Daniel G. Reynolds
                                                ---------------------------
                                             Daniel G. Reynolds, Vice President
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description

31(a)(1)                   Rule 13a-14(a) Certification of the Chief Financial Officer of Calloway's Nursery, Inc.

31(b)(1)                   Rule 13a-14(a) Certification of the Chief Executive Officer of Calloway's Nursery, Inc.

32(1)                      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

















--------------------------------
(1) Filed with this report