Form 10-K
period 2003-09-30
CALLOWAYS NURSERY INC
filed 2003-12-30
CIK 874759

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 2003
                 Commission File No. 0-19305

                  CALLOWAY'S NURSERY, INC.
   (Exact name of registrant as specified in its charter)
                 Texas               75-2092519
    (State or other jurisdiction of(IRS Employer
     incorporation or organization)Identification Number)
                    4200 Airport Freeway
                Fort Worth, Texas  76117-6200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K. x
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                    YES             NO x

The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of December 11, 2003, was $1,876,000. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

6,961,890 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of December 11, 2003.
             DOCUMENTS INCORPORATED BY REFERENCE
None.

                            INDEX

                                                         Page
                                                    Reference
                                                    Form 10-K
PART I

Item 1.  Business                                           3

Item 2.  Properties                                         6

Item 3.  Legal Proceedings                                  6

Item 4.  Submission of Matters to a Vote of
         Security Holders                                   6

PART II

Item 5.  Market for Registrant's Common Stock and
 	 Related Shareholder Matters                        7

Item 6.  Selected Financial Data                            8

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      9

Item 7.A.Quantitative and Qualitative Disclosures
         about Market Risk                                 18

Item 8.  Financial Statements and Supplementary Data       18

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure               18

Item 9A. Controls and Procedures                           19

PART III

Item 10. Directors and Executive Officers of the
         Registrant                                        19

Item 11. Executive Compensation                            22

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             30

Item 13. Certain Relationships and Related Transactions    31

PART IV

Item 14. Principal Accounting Fees and Services            32

Item 15. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                               32

Part I

Item 1. Business

About Calloway's Nursery, Inc.

  Founded in 1986, Calloway's Nursery, Inc. operates 26 retail nursery stores in the four largest metropolitan areas in Texas: Dallas, Fort Worth, Houston and San
  Antonio, reaching a combined population of 11.4 million.

Operations

  The Company's first four retail stores opened in the Dallas market in 1987. Since that time, the Company has grown to 26 retail stores: 16 Calloway's Nursery stores in the Dallas and Fort Worth markets, 3 Cornelius Nurseries retail stores in the Houston market and 7 Calloway's Nursery retail stores in the San Antonio market.

  Locations are selected on the basis of demographic data, traffic patterns and shopping habits. All 26 retail stores are Company-operated.

  In fiscal 1999 the Company acquired certain assets of Cornelius Nurseries, Inc. and two affiliated entities (the "Cornelius Acquisition"). The Cornelius Acquisition added three retail stores in the Houston market, a growing operation near Houston and two wholesale distribution centers (one in Houston and one near Austin).

  In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. In fiscal 2002 the Company adopted a formal plan to dispose of its Turkey Creek Farms ("Turkey") growing operation, and discontinued the plant material that it produced. In fiscal 2003 the company adopted a formal plan to dispose of its Miller Plant Farms ("Miller") growing operations, and discontinued the plant material that it produced. In fiscal 2003 the Company sold both Turkey and Miller. See
  Note 21 to Consolidated Financial Statements for a discussion of the discontinued operations.

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

  All retail stores sell Christmas merchandise. The Houston market stores have developed a stronger and more financially beneficial focus on Christmas than have the Dallas, Fort Worth and San Antonio market stores.

Industry

  Texas is the third largest retail market in the United
  States for "green industry" sales, which includes (i) wholesale grower sales, (ii) landscape-related sales, and
  (iii) home center and mass merchandiser retail sales and
  (iv) retail nursery sales (which includes the Company's retail stores).

  According to the Office of the Comptroller of Public
  Accounts, Texas green industry sales increased from approximately $6.3 billion in 1997 to approximately $8.0 billion in 2001.

  However, retail nursery sales have
  declined each year from 1997 - 2001, from approximately
  $1.8 billion in 1997 to approximately $1.5 billion in 2002. The most rapid growth for green industry sales over that period has been in home center and mass merchandiser retail sales.

  The Company has retail stores in the four (4) largest markets in Texas, the Dallas and Fort Worth markets, the Houston market and the San Antonio market. Together, these four markets accounted for approximately 38% of Texas' retail nursery sales in 2001.

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

Competition

  The retail nursery business is highly competitive. In the Dallas, Fort Worth, Houston and San Antonio markets, the
  Company competes with both:

    - Other retail nurseries, and

    - Home centers and mass merchandisers.

  There are hundreds of retail nurseries in the Dallas, Fort
  Worth, Houston and San Antonio markets.

  The home centers and mass merchandisers include The Home Depot, Lowe's and Wal-Mart. These competitors are much larger than the Company and have many more store locations in the Dallas, Fort Worth, Houston and San Antonio markets. Additionally, they attract customers for other products and have operations which are not as dependent on the spring planting season to cover year around operating costs.

  In 2003 The Home Depot opened six free-standing nursery stores known as "Landscape Supply" in the Dallas and Fort Worth markets, most in close proximity to the Company's retail stores. The Home Depot has stated that Landscape Supply will be "focusing on the professional landscapers and avid do-it-yourself garden enthusiasts." The retail nature of the Landscape Supply stores and the retail orientation of its merchandise have added to the competitive environment in the Dallas and Fort Worth markets, and the Company does not know whether or not this chain will enter the other major markets in which the Company operates.

  The Company has experienced reduced consumer demand for its living plants and related gardening products in most of its market areas over the past two years. Such reduced demand is the result of many factors, including, but not limited to: economic conditions, weather patterns and competition in the Dallas, Fort Worth, Houston and San Antonio markets. Management does not believe that the Landscape Supply stores, by themselves, had a significant impact on the Company's results of operations for the year ended September 30, 2003, but no assurance can be given with regard to the long range impact of this new chain on the Company's operations.

Seasonality

  The retail nursery business is highly seasonal. About 40% of sales occur in the third fiscal quarter, which has been the Company's best quarter.

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

  Expected future results, products and service performance or other non-historical facts are forward-looking and reflect management's current perspective on existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of its business, geographic concentration, the impact of weather and other growing conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, the ability to finance redemption of mandatorily redeemable preferred stock, government regulations, market risks associated with variable-rate debt, and other risks and uncertainties defined from time to time in the Company's Securities and Exchange Commission filings.

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

  Most of the Company's 16 Dallas and Fort Worth markets retail stores have a similar configuration, consisting of a building, greenhouse and outdoor nursery yard. The average Dallas and Fort Worth markets retail store has about 60,000 square feet of retail space. 11 are leased and 5 are company-owned.

  Each of the 3 Houston market retail stores has a different configuration. All 3 of them include, at a minimum, a building and an outdoor nursery yard. All 3 Houston market retail stores are about the same overall size as the average Dallas and Fort Worth market retail store. All 3 are company-owned.

  Each of the 7 San Antonio market retail stores has a different configuration. All 7 of them include, at a minimum, a building and an outdoor nursery yard. The average San Antonio market retail store has about 40,000 square feet of retail space. All 7 are leased.

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

  The following table sets forth the high, low and closing price information for each quarter of the most recent five fiscal years:

                                High         Low     Close
   Fiscal Year 1999
   First Quarter                $1.375    $1.000    $1.125
   Second Quarter                1.500     1.125     1.313
   Third Quarter                 2.000     1.250     1.375
   Fourth Quarter                1.563     1.125     1.125
   Fiscal Year 2000
   First Quarter                 1.438      .938     1.188
   Second Quarter                1.500      .969     1.375
   Third Quarter                 1.500      .813     1.188
   Fourth Quarter                1.750     1.125     1.375
   Fiscal Year 2001
   First Quarter                 1.750     1.063     1.250
   Second Quarter                1.625     1.141     1.188
   Third Quarter                 1.600     1.000     1.300
   Fourth Quarter                1.390      .850      .940
   Fiscal Year 2002
   First Quarter                 1.210      .680      .950
   Second Quarter                1.300      .800     1.130
   Third Quarter                 1.280     1.000     1.050
   Fourth Quarter                1.140      .700      .890
   Fiscal Year 2003
   First Quarter                  1.00      .620      .880
   Second Quarter                 .950      .710      .800
   Third Quarter                  .880      .620      .800
   Fourth Quarter                $.940     $.500     $.600


  The closing price of the common stock on December 11, 2003, as reported by NASDAQ, was $.42. As of November 28,
  2003 there were 319 shareholders of record, and approximately 1,500 beneficial shareholders.

  The Company has never paid cash dividends on common stock.
  The Company intends to retain earnings for further development of the business and, therefore, does not intend to pay cash dividends on common stock in the foreseeable future.
                                 -7-

  On October 24, 2003 NASDAQ notified the Company that it was not in compliance with NASDAQ's listing requirements for a minimum bid price of $1.00. NASDAQ has granted the Company a 90 calendar day grace period, or until January
  24, 2004, to regain compliance. If compliance with the $1.00 minimum bid price cannot be demonstrated by January
  24, 2004, NASDAQ will provide written notification that the Company's common stock will be delisted.

  On November 20, 2003 the Company filed an amended Schedule 13E-3 with the Securities and Exchange Commission for an "Odd-Lot Purchase Offer" wherein the Company will offer to purchase from record holders of fewer than 100 shares of the Company's common stock all their shares of Company common stock, with the intended result of reducing the number of the Company's shareholders to 300 or less, permitting the Company to withdraw its registration under the Securities Exchange Act of 1934 (the "Exchange Act"), likely resulting in the shares no longer being actively traded. No assurance can be given that a sufficient number of shareholders will respond to the Company's offer to adequately reduce its number of shareholders, but the Company intends to pursue its efforts to withdraw from registration under the Exchange act in order to eliminate costs resulting from that registration.

Item 6.   Selected Financial Data

  The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. Comparability of the Statement of Operations data for 2003, 2002, 2001 and 2000 was impacted by the Cornelius Acquisition, which occurred in September 1999.

                   SELECTED FINANCIAL DATA
       (Amounts in millions, except per share amounts)
                         2003    2002   2001    2000   1999
Statement of operations data

Net sales               $47.3   $43.3  $43.4   $44.5  $30.3

Income (loss) from     ($3.5)    $0.2   $1.4    $1.8   $0.3
continuing operations

Net income (loss)      ($4.8)  ($1.0) ($2.1)    $1.5   $0.3

Income (loss) per
common share from
continuing
operations:

Basic                  ($.57)  ($.03)   $.18    $.30   $.06
Diluted                ($.57)  ($.03)   $.17    $.28   $.06

Net income (loss) per
common share:
Basic                  ($.77)  ($.22) ($.40)    $.26   $.07
Diluted                ($.77)  ($.22) ($.39)    $.25   $.07


                         2003    2002   2001    2000   1999
Balance sheet data

Total assets            $18.0   $24.1  $27.3   $31.0  $26.3

Long-term debt, net       6.7     8.2    8.6     9.8    9.0

Redeemable preferred
stock                    $2.9    $2.5   $2.2    $1.9   $1.9

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

  In the fiscal year ended September 30, 2003 ("Fiscal Year
  2003") the Company sold all of its growing operations (see
  Note 21 to Consolidated Financial Statements).
  Accordingly, the following discussion of results of operations has been separated into (i) Continuing
  Operations and (ii) Discontinued Operations.

RESULTS OF OPERATIONS

Continuing Operations

Year Ended September 30, 2003 Compared with Year Ended
September 30, 2002

  During the quarter ended September 30, 2002 the Company entered the San Antonio, Texas market by opening seven (7) retail stores there (the "San Antonio Market Entry"). Results for Fiscal Year 2003 include twelve months of revenues and expenses for the San Antonio Market Entry, while results for the fiscal year ended September 30, 2002 ("Fiscal Year 2002") include less than three full months of revenues and expenses related to the San Antonio Market Entry.

  The Company incurred a Loss from Continuing Operations for
  Fiscal Year 2003, which was primarily attributable to (i) the losses incurred for the San Antonio Market Entry, and
  (ii) the establishment of a valuation allowance for deferred tax assets.

  Sales increased 9%, from $43.3 million for Fiscal Year
  2002 to $47.3 million for Fiscal Year 2003. The increase was primarily attributable to the San Antonio Market
  Entry.

  Same-store sales (sales in the 19 retail stores that had been open for at least 12 months at the beginning of Fiscal Year 2003) declined 3%, from $41.7 million for
  Fiscal Year 2002 to $40.3 million for Fiscal Year 2003, indicating reduced demand for the Company's living plants and related gardening products.

  Gross Profit increased 8%, from $20.3 million for Fiscal
  Year 2002 to $22.0 million for Fiscal Year 2003. Gross
  Profit as a percentage of net sales ("Gross Margin") declined from 47% for Fiscal Year 2002 to 46% for Fiscal
  Year 2003. The decline was primarily attributable to the San Antonio Market Entry, which operates at a somewhat lower Gross Margin than the Dallas, Fort Worth or Houston markets.

  Operating expenses increased 20%. The increase was primarily attributable to the San Antonio Market Entry.
  Same-store operating expenses increased 3%. The increase in same-store operating expenses was primarily attributable to increased labor costs associated with increased staffing.

  Occupancy expenses increased 18%. The increase was primarily attributable to the San Antonio Market Entry.

  Advertising expenses increased 15%. The increase was primarily attributable to the San Antonio Market Entry.

  Depreciation and amortization declined 31%. The decrease was primarily attributable to (i) goodwill no longer being amortized (See Note 3 to the Consolidated Financial Statements) and (ii) reduced capital expenditures over the past several fiscal years, which has resulted in an increasing number of assets becoming fully-depreciated.

  Impairment of goodwill of $631,000 was recorded for Fiscal
  Year 2003 compared to $0 for Fiscal Year 2002. (See Note 2 to Consolidated Financial Statements.)

  Interest expense declined 3%. The decline was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, and (iii) lower interest rates.

  Income tax expense was not comparable due to the valuation allowance established at September 30, 2003.

Year Ended September 30, 2002 Compared with Year Ended
September 30, 2001

  Income from Continuing Operations before Income Taxes for
  Fiscal Year 2002 was lower than it was for the fiscal year ended September 30, 2001 ("Fiscal Year 2001"), primarily due to reduced gross profit.

  Sales declined 0.3% from Fiscal Year 2001, indicating a small reduction in consumer demand for Christmas merchandise, living plants and related gardening products. While aggressive price discounting at Christmas and late in the 2002 spring season had a positive effect on sales, it was not enough to offset a weaker start to the Christmas season and the 2002 spring season.

  Same-store sales (sales in the 19 retail stores that had been open for at least 12 months at the beginning of Fiscal Year 2002) declined 2%. The opening of 7 new retail stores in the San Antonio market in the fourth quarter did not provide enough additional sales to offset the decline that was experienced during the first three quarters.

  Gross profit declined 4% from Fiscal Year 2001. The decline was primarily attributable to (i) the decline in sales, and (ii) a corresponding decline in gross margin
  (gross profit as a percentage of sales). Gross margin declined to 47% in Fiscal Year 2002 from 49% for Fiscal
  Year 2001. When same-store sales declined 2%, the Company was left with unsold plants at its retail stores and growing operations, which had to be addressed. The disposal of those plants was done partially through promotions at the retail stores, where consumer prices were sharply reduced.

  Operating expenses increased 7%. The increase was primarily attributable to the San Antonio Market Entry.

  Occupancy expenses increased 13%. The increase was primarily attributable to the San Antonio Market Entry.

  Advertising expenses decreased 2%. The decrease was primarily attributable to reduced use of media other than newspapers and radio.

  Depreciation and amortization decreased 4%. The decrease was primarily attributable to lower capital expenditures over the past several fiscal years, which resulted in an increased amount of assets becoming fully-depreciated.

  Interest expense decreased 24%. The decrease was primarily attributable to (i) lower amounts of long-term debt, (ii) lower seasonal borrowings under the revolving line of credit, (iii) lower interest rates.

  Interest income increased 22%. The increase was primarily attributable to increased amounts of cash and cash equivalents.

Discontinued Operations

Year Ended September 30, 2003 Compared with Year Ended
September 30, 2002

  Sales declined from $5,911,000 for Fiscal Year 2002 to
  $2,026,000 for Fiscal Year 2003. The decline was primarily attributable to the exit from Turkey Creek Farms
  ("Turkey"), which was closed in January 2003 and sold in March 2003 (see Note 21 to Consolidated Financial
  Statements).

  Gross Profit declined from $77,000 for Fiscal Year 2002 to
  $17,000 for Fiscal Year 2003. The decline was primarily attributable to the decline in sales.

  Expenses increased from $1,968,000 for Fiscal Year 2002 to
  $2,057,000 for Fiscal Year 2003. The increase was primarily attributable to costs incurred until March 2003 to maintain Turkey before it was sold, but after it had ceased production of inventory.

  The aforementioned factors caused the Loss before Income
  Taxes to increase from $1,891,000 for Fiscal Year 2002 to $2,040,000 for Fiscal Year 2003.

Year Ended September 30, 2002 Compared with Year Ended
September 30, 2001

  Sales declined from $9,467,000 for Fiscal Year 2001 to $5,911,000 for Fiscal Year 2002. The decline was primarily attributable to the October 2001 sale of the WLD wholesale operations to an unrelated third party. The Turkey operation was a wholesale operation for all of Fiscal Year 2001 and the first quarter of Fiscal Year 2002, and was a growing operation that sold only to the Company's retail stores for the last 3 quarters of Fiscal Year 2002. Total Turkey sales for Fiscal Year 2001 and Fiscal Year 2002 were about the same.

  Gross Profit declined from $1,366,000 for Fiscal Year 2001 to $77,000 for Fiscal Year 2002. The decline was primarily attributable to the decline in sales.

  Expenses declined from $2,325,000 for Fiscal Year 2001 to
  $1,968,000 for Fiscal Year 2002. The decline was primarily attributable to the October 2001 sale of the WLD wholesale operations to an unrelated third party.

  Loss before Income Taxes increased from $959,000 for Fiscal Year 2001 to $1,891,000 for Fiscal Year 2002. The increased loss was primarily attributable to reduced gross profit noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

  Cash flows used for operating activities were $260,000 for Fiscal Year 2003, compared to cash flows provided by operating activities of $2,832,000 for Fiscal Year 2002. The primary factors in that change were: (i) $1,809,000 loss from continuing operations before income taxes for Fiscal Year 2003 compared to $420,000 income from continuing operations before income taxes for Fiscal Year 2002, (ii) $796,000 increase in inventories for Fiscal Year 2003 compared to $85,000 increase in inventories for Fiscal Year 2002, and (iii) $119,000 income tax refund for Fiscal Year 2003 compared to $1,061,000 income tax refund for Fiscal Year 2002.

Cash Flows from Investing Activities

  Cash flows used for investing activities decreased to $91,000 for Fiscal Year 2003 from $204,000 for Fiscal Year
  2002. The decrease was attributable to the Company's continued curtailment of capital expenditures.

Cash Flows from Financing Activities

  Cash flows used for financing activities were $1,394,000 for Fiscal Year 2003 compared to $1,192,000 for Fiscal Year 2002. The increase was primarily attributable to $1,604,000 used to pay off long-term debt for Fiscal Year 2003 compared to $1,361,000 used to pay off both long term debt and short term borrowings under the revolving line of credit for Fiscal Year 2002.

  Cash Flows from Discontinued Operations were $1,191,000 for Fiscal Year 2003 compared to $760,000 for Fiscal Year
  2002. The increase was primarily due to the proceeds of $2,607,000 for the sale of the Turkey and Miller property and equipment in Fiscal Year 2003, offset by loss on continuing operations of $2,040,000 for Fiscal Year 2003.

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

  The Company owed $-0- under the Line of Credit as of September 30, 2002 and 2001. The maximum and weighted average amounts borrowed under the Line of Credit were as follows (amounts in thousands):

                                     Fiscal Year Ended
                                      September   30,
                                  -----------------------
                                  2003     2002      2001

 Maximum amount borrowed        $2,985   $1,676    $4,570

 Weighted-average amount          $379     $147    $1,028
   borrowed

  The Line of Credit was renewed on May 29, 2003 for a one year term expiring May 28, 2004. The Line of Credit is collateralized by inventory, accounts receivable and certain real property.

  The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At September 30, 2003 the Company was not in compliance with the financial covenants required by the Line of Credit. In December 2003 the Company entered into a forbearance agreement with the bank. The bank agreed to not enforce the aforementioned financial covenants through the expiration of the Line of Credit on May 28, 2004. In return, the Company agreed to (i) a reduced borrowing amount of $1.5 million, (ii) an increased interest rate of prime plus 2%, and (iii) certain targets for net sales and net income. Management believes that continued availability of the Line of Credit with the aforementioned provisions will be adequate to support the Company's short term working capital requirements because: (i) the reduced borrowing amount will be sufficient, primarily because the Company has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over expenses, inventory and capital expenditures, (ii) the increased interest rate will cause an insignificant cost increase because the Company's seasonal borrowing needs are expected to be substantially lower and of shorter duration than in previous years, and (iii) it is likely that the Company will attain the targets for net sales and net income provided in the forbearance agreement. If the Company were unable to attain the targets for net sales and net income, making the Line of Credit unavailable and/or accelerating the due date, the Company would take further actions, including the sale and/or refinancing of property and equipment, to generate sufficient funds. . However, any such borrowing would reduce access by the Company to funds, if any, necessary through borrowings against real property to retire the preferred stock in September 2004.

  Management does not expect to be able to renew the Line of Credit with the current bank upon its expiration. However, management expects it will be able to negotiate acceptable alternatives to support its working capital requirements for fiscal 2005.

Contractual Obligations and Commitments

  As of September 30, 2003 the Company had the following contractual obligations (amounts in thousands):

                             Fiscal Year Ending September 30,
                  -----------------------------------------------------
                  2004    2005    2006    2007    2008   There-  Totals
                                                         after
Long-term debt
(including
current
portion)          $474    $505    $542    $528    $542   $4,578  $7,169

Future minimum
lease payments
under
noncancellable
operating
leases           2,258   2,039   1,195   1,021     681    2,056   9,250

Preferred stock
with mandatory
redemption
provisions(1)    3,420      --      --      --      --       --   3,420

Totals          $6,152  $2,544  $1,737   $1,549 $1,223   $6,634 $19,839

  1.   Carrying amount of $2,949 as of September 30, 2003.

  The Company has outstanding $3.4 million of preferred stock which becomes mandatorily redeemable in September
  2004 (see Note 19 to Consolidated Financial Statements).

  Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of property and equipment, to generate sufficient funds.
  However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004.

Near Term Working Capital Requirements

  The Company is in a transition from its operation of both a retail segment and a growing segment. Losses from the discontinuance and disposition of the growing segment, and the $3.4 million cost to retire the Company's Acquisition Preferred Stock have reduced, and will reduce, the Company's liquidity. In addition, the Company's assets have been reduced as of September 30, 2003 by: (i) a charge of $631,000 to record impairment of goodwill, and
  (ii) establishment of a $2,672,000 valuation allowance against all of the Company's deferred tax assets. Management believes that the Company will be able to meet its working capital requirements through a combination of
  (i) cash generated from operations, (ii) short term financing, and (iii) additional borrowings on its real estate. All of these sources will be affected by the Company's ability to operate profitably, and, therefore, the Company can give no assurance that these sources will be available in the amounts necessary to meet the Company's working capital requirements. Given these uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

  Some assets and liabilities by their nature are subject to estimates and assumptions. For the Company, those assets and liabilities include:

     - Inventories;
     - Deferred income taxes;
     - Property and equipment;
     - Goodwill;
     - Accrued expenses.

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

  Deferred income taxes - As of September 30, 2003 the Company has recorded a valuation allowance for all of its deferred tax assets based on the weight of available evidence at that balance sheet date. The primary factor in providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will not be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on future operating results.

  Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred.
  Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset.
  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2003 and 2002 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

  Goodwill - As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective October 1, 2002, and no longer amortizes goodwill.

  In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. That analysis established that the goodwill was associated with the reporting unit comprised of the Dallas and Fort Worth
  Markets operations. The Company then determined the fair value of the Dallas and Fort Worth Markets reporting unit and compared it to that reporting unit's carrying amount.

  Based on those tests, there was no indication that any reporting unit's goodwill was impaired. Accordingly, no transitional impairment losses were required to be recognized as the cumulative effect of a change in accounting principle.

  The goodwill impairment evaluation conducted as of September 30, 2003 indicated that goodwill was impaired.
  An impairment charge of $631,000 was recorded for the year ended September 30, 2003. (See Note 3 to Consolidated
  Financial Statements).

  There was no amortization expense for the year ended September 30, 2003. The Company's reported net loss for the years ended September 30, 2002 and 2001, adjusted for excluding the effects of goodwill amortization, would have been $923,000 and $2,028,000, respectively. The effect on adjusted net loss per share for the years ended September 30, 2002 and 2001 was insignificant.

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

  In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. That analysis established that the goodwill was associated with the reporting unit comprised of the Dallas and Fort Worth
  Markets operations. The Company then determined the fair value of the Dallas and Fort Worth Markets reporting unit and compared it to that reporting unit's carrying amount.

  Based on those tests, there was no indication that any reporting unit's goodwill was impaired. Accordingly, no transitional impairment losses were required to be recognized as the cumulative effect of a change in accounting principle.

  The goodwill impairment evaluation conducted as of September 30, 2003 indicated that goodwill was impaired.
  An impairment charge of $631,000 was recorded for the year ended September 30, 2003. (See Note 3 to Consolidated
  Financial Statements).

  There was no amortization expense for the year ended September 30, 2003. The Company's reported net loss for the years ended September 30, 2002 and 2001, adjusted for excluding the effects of goodwill amortization, would have been $923,000 and $2,028,000, respectively. The effect on adjusted net loss per share for the years ended September 30, 2002 and 2001 was insignificant.

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

                                    Fiscal Year Ended
                                       September 30,
                                 ---------------------------
                                 2003       2002        2001
Net loss attributable to
   common shareholders, as
   reported                   ($5,149)   ($1,389)    ($2,439)
 Total stock-based employee
   compensation expense
   determined under fair
   value based method for
   all awards, net of
   related income tax
   effects                         --        432         156
 Pro forma net loss
   attributable to common
   shareholders               ($5,149)   ($1,821)    ($2,595)

 Net loss per share

 Basic
  As reported                   ($.77)     ($.22)      ($.40)
  Pro forma                     ($.77)     ($.29)      ($.42)

 Diluted
  As reported                   ($.77)     ($.22)      ($.39)
  Pro forma                     ($.77)     ($.29)      ($.41)

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

  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

  The Company adopted Statement 150 on July 1, 2003. At July 1, 2003 the Company had outstanding 34,202 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value, that were issued in 1999 in connection with an acquisition, with a carrying amount of $2,846,000. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share. Adoption of Statement 150 caused (i) the Preferred Stock to be classified as a current liability ($2,949,000) on the balance sheet at September 30, 2003, and (ii) the related accretion on the Preferred Stock to be classified as interest expense ($103,000) for the quarter and fiscal year ended September 30, 2003.

Item 7.A. Quantitative and Qualitative Disclosures about market Risk

  The Company is exposed to certain market risks, including fluctuations in interest rates. The Company does not enter into transactions designed to mitigate such market risks, nor does the Company enter into any transactions in derivative securities for trading or speculative purposes. As of September 30, 2003, the Company had no foreign exchange contracts or options outstanding.

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

  At September 30, 2003 the Company had variable rate long-term debt of $1.8 million, out of total long-term debt of $7.1 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on income before income taxes and cash flows for next year of approximately $18,000 for the variable-rate long-term debt.

Item 8.   Financial Statements and Supplementary Data

  The financial statements required by Item 8 are included on pages F-1 through F-25 of this Report. The index is included under Item 14.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

  None.
                                 -18-

Item 9A. Control and Procedures

  Management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in reports under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

  While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures, and to monitor ongoing developments in this area.

Part III

Item 10.  Directors and Executive Officers of the Registrant

   Name              Age   Position
  Dr. Stanley Block  63    Director

  John T. Cosby      60    Vice President and Secretary
                           Director

  James C. Estill    56    President and Chief Executive
                            Officer
                           Chairman of the Board

  Daniel R. Feehan   52    Director

  Timothy J.         54    Director
   McKibben

  John S. Peters     51    Vice President
                           Director

  George J.          87    Vice President
   Wechsler                Director

  Daniel G.          46    Vice President, Chief Financial
   Reynolds                 Officer and Assistant Secretary

  Marce E. Ward      36    Vice President

  David S. Weger     52    Vice President


Board of Directors

  Dr. Stanley Block, 63, a Chartered Financial Analyst, has been a Professor of Finance at Texas Christian University, located at 2900 Lubbock Street, Fort Worth, Texas 76109, since 1967. Texas Dr. Block is also an author, consultant and lecturer in the area of finance. He has served as a member of the Board of Directors of the Company since completion of its initial public offering in June of 1991.

  John T. Cosby, 60, is Vice President, Secretary and a Director. Mr. Cosby, along with Jim Estill and John Peters, co-founded the Company in 1986. He develops Calloway's Nursery retail store locations, including site selection and development, as well as conducting lease and acquisition negotiations. Prior to 1986, Mr. Cosby worked at Sunbelt Nursery Group, serving as Vice President - Corporate Development and at Pier 1 Imports as Real Estate Manager. Mr. Cosby received his BBA in Management from Texas Wesleyan College in 1969 and his MBA in Management from the University of Dallas in 1983. A Certified Mediator, Mr. Cosby is Past Chairman of Optical Federal Credit Union, and Past President of the Dispute Resolution Services of Tarrant County.

  James C. Estill, 56, is Chairman of the Board, President and Chief Executive Officer. Along with John Cosby and
  John Peters, Mr. Estill co-founded the Company in 1986.
  Prior to that, Mr. Estill worked with Sunbelt Nursery
  Group, as President and Chief Executive Officer. Mr.
  Estill received his BBA in Finance from Texas Christian
  University in 1969, and his MBA from TCU in 1977.  Mr.
  Estill is a Texas Master Certified Nursery Professional
  ("TMCNP").

  Daniel R. Feehan, 52, is president and chief executive officer, and a member of the board of directors of Cash America International, Inc., whose principal place of business is located at 1600 West Seventh Street, Fort Worth, Texas 76102. He joined Cash America in 1988 as chief financial officer and was named president and chief operating officer in January 1990. In February 2002 he was appointed chief executive officer. He is also a member of the board of directors of AZZ Incorporated and RadioShack Corporation.

  Timothy J. McKibben, 54, is chairman of the board for Ancor Holdings, Inc., an acquisitions and management company he co-founded in 1994 that now manages ten companies in four diverse industries. The principal place of business of Ancor Holdings, Inc. is located at 201 Main Street, Fort Worth, Texas 76102. He has more than 27 years experience in the medical supply industry. He is also a member of the board of directors of Cash America International, Inc.

  John S. Peters, 51, is Vice President and Director of the Company. Mr. Peters, along with Jim Estill and John Cosby, co-founded the Company in 1986. He developed the original staff into a team of industry professionals. He has primary responsibility for distribution, human resources and administration. Prior to 1986, Mr. Peters worked with Sunbelt Nursery Group as Senior Vice President of Operations, where he was responsible for operations of all subsidiaries, including more than 100 stores in five states, and two growing operations. Mr. Peters attended Texas Christian University. A TMCNP, Mr. Peters is Past Chairman of the TNLA, and currently serves on the TNLA Education and Research Foundation.

  George J. Wechsler, 87, is Vice President and a Director of the Company. Mr. Wechsler joined the Company and was elected to the Board of Directors in 2002. Prior to joining the Company Mr. Wechsler was self-employed. He is a Past President of the TNLA, and a past recipient of their "Outstanding Nurseryman Award". Mr. Wechsler offices out of the Company's location at 1507 Ruiz Street, San Antonio, Texas 78230.

  Sterling Cornelius served as a Director of the Company until he passed away on December 13, 2003.

Non-Director Executive Officers

  Daniel G. Reynolds, 46, is Vice President, Chief Financial Officer and Assistant Secretary. Mr. Reynolds joined the Company in 1990, where he developed its financial, operating and merchandising decision-support systems. His responsibilities include financial and management reporting, treasury management, credit facilities, corporate and shareholder records, SEC and stock market compliance, public, media and investor relations, risk management and budgeting. Mr. Reynolds also oversees design, development, implementation and review of all transactional and decision-support systems. Prior to 1990, Mr. Reynolds worked with Atmos Energy Corporation as Financial Systems Manager and KPMG LLP as Supervising Senior Accountant. Mr. Reynolds received his BBA in Accounting from the University of Texas at Arlington. A Certified Public Accountant, Mr. Reynolds is Past President of the Fort Worth Chapter of Financial Executives International.

  Marce E. Ward, 36, is Vice President, Dallas and Fort
  Worth markets. Mr. Ward began with the Company in retail store management in 1987. He has primary responsibility for the sixteen retail stores serving the Dallas and Fort
  Worth markets.  Prior to being named Vice President, Mr.
  Ward served as General Manager, Dallas and Fort Worth markets since 2002, and Merchandise Manager since 1995.

  David S. Weger, 52, is Vice President, Merchandising. Mr. Weger began with the Company in retail store management in 1987 with the opening of the first stores. He has responsibility for the administration of planning, procurement and replenishment of merchandise lines. Prior to 1987, Mr. Weger was Landscape Designer with Odessa Nursery. He has also been Co-Owner of Lessmon-Weger Garden Center in Colby, Kansas. Mr. Weger received his BBA in Political Science and Education from Fort Hays State University. A TMCNP, Mr. Weger is a Director of the TNLA, Past President of TNLA, Region 5, and Past Chairman of the TNLA Education Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
  Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company with respect to the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were filed on a timely basis.

Code of Ethics

  The Company has adopted a code of ethics that applies to the Company's principal executive officer and principal accounting and financial officer.

Audit Committee Financial Expert

  The Board of Directors of the Company has determined that all three members of the Company's Audit Committee, Dr.
  Stanley Block and Messrs. Daniel R. Feehan and Timothy J.
  McKibben, qualify as audit committee financial experts
  ("ACFE") as that term is defined in Item 401(h) of Regulation S-X under the Exchange Act. The Board of
  Directors has also determined that all three Audit
  Committee members are "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange
  Act.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE. The individuals named below (the "Named Executives") include the Company's chief executive officer and the four other most highly-compensated executive officers for the fiscal year ended September 30, 2003. Information is provided for the fiscal years ending on September 30, for the three years shown.

                 SUMMARY COMPENSATION TABLE

                                     Annual Compensation
                             -----------------------------------
 Name and principal    Year   Salary   Bonus   Other    (1) All
     position                   ($)     ($)    annual     other
                                             compensa-  compensa-
                                               tion($)   tion($)
James C. Estill        2003  225,000      --        --    24,955
Chairman,              2002  225,000      --        --    24,955
President and Chief    2001  219,234      --        --    30,204
Executive Officer

John T. Cosby          2003  175,000      --        --     8,795
Vice President and     2002  175,000      --        --     8,795
Secretary              2001  169,813      --        --     8,597

John S. Peters         2003  175,000      --        --     1,910
Vice President         2002  175,000      --        --     1,910
                       2001  175,000   4,975        --     2,371

Daniel G. Reynolds     2003  125,000      --        --     2,212
Vice President,        2002  125,000      --        --     2,212
Chief Financial        2001  123,859      --        --     4,959
Officer and
Assistant Secretary

David S. Weger         2003  125,000      --        --     1,736
Vice President         2002  125,000   8,595        --     1,736
                       2001  122,314   3,870        --     6,122

  (1) Amounts included under All Other Compensation represent amounts contributed on behalf of the Named Executives under the Company's Stock Purchase Plan and amounts paid for life insurance on the lives of the Named Executives.

  The following table shows the number of options to purchase Common Stock held on September 30, 2003 by the persons named in the Summary Compensation Tables above. No options to purchase Common Stock were exercised by such persons during fiscal 2003. None of the unexercised options were in-the-money as of September 30, 2003.

                                          Total Number of
                   Name                     Unexercised
                                          Options Held at
                                        September 30, 2003
                                          ----------------
                                          Exerci  Unexerci-
                                           sable    sable
   James C. Estill
      Chairman, President and Chief
       Executive Officer                  390,000      --
   John T. Cosby
      Vice President and Secretary        225,000      --

   John S. Peters
      Vice President                      140,000      --

   Daniel G. Reynolds
      Vice President, Chief Financial
       Officer and Assistant Secretary    100,000      --

   David S. Weger
      Vice President                      100,000      --

  None of the options were in-the-money at the end of fiscal
  2003.

Employment Contracts

  The Company's employment agreements with Messrs. Estill, Cosby and Peters extend through July 2, 2006. Mr. Estill's agreement provides (i) for a minimum annual base salary of $225,000, (ii) that the Company will continue to maintain life insurance for Mr. Estill in the amount of $1,500,000, the beneficiary of which may be designated by Mr. Estill,
  (iii) that the Company will purchase disability insurance for Mr. Estill sufficient to provide three years' compensation should he become disabled and (iv) that, if Mr. Estill's employment is terminated for any reason other than just cause or is constructively terminated, Mr. Estill (a) will be entitled to receive, within 15 days after such termination, a cash payment in an amount equal to three times the sum of (X) Mr. Estill's then current annual base salary and (Y) the amount of the bonus, if any, earned by Mr. Estill in respect of the previous fiscal year and (b) will be entitled to participate in all benefit programs of the Company for a period of one year following such termination. The Company will be deemed to have terminated the agreement without "just cause" unless such termination resulted from (i) Mr. Estill's willful and intentional failure to substantially perform his duties, (ii) the commission by Mr. Estill of an illegal act in connection with his employment or (iii) the death or disability of Mr. Estill. Mr. Estill's employment will be deemed to have been "constructively terminated" (i) if his responsibilities or authority have been significantly reduced, (ii) if Mr. Estill is required to relocate outside of the Dallas-Fort Worth area or his salary is reduced in violation of his employment agreement or (iii) if a change in control of the Company occurs, as defined in the employment agreement.

  Mr. Cosby's employment agreement is identical to Mr.
  Estill's except that Mr. Cosby is Vice President-Corporate
  Development and his minimum annual base salary is $175,000.

  Mr. Peters' employment agreement is also identical to Mr.
  Estill's except that Mr. Peters is Vice President of the Company, his minimum annual base salary is $175,000 and his life insurance is in the amount of $500,000.

  The Company entered into an employment agreement with Mr. Cornelius on September 21, 1999 in connection with the Company's acquisition of the assets now held in Cornelius Nurseries, Inc., a wholly-owned subsidiary of the Company. Under his employment agreement, Mr. Cornelius served as President of Cornelius Nurseries, Inc. for a period of three years. Mr. Cornelius received a base annual compensation of $125,000 and an annual bonus that was equal to 10% of the pre-tax profits of Cornelius Nurseries, Inc. during the term of that agreement. The employment agreement is no longer in effect.

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

Compensation of Directors

Cash Compensation

  Employees of the Company receive no additional compensation for their service as a Director. Directors who are not employees of the Company (a "Non-employee Director") are paid a retainer fee (paid quarterly) and meeting fees (paid for each meeting attended. Through January 2003 those fees were: (i) Retainer fee - $12,000 per year ($3,000 per quarter), (ii) Meeting fee - $500 per meeting attended. Effective February 2003 those fees were increased to: (i) Retainer fee - $16,000 per year ($4,000 per quarter), (ii) Meeting fee - $700 per meeting attended.

Stock Purchase Plan Matching Contributions

  Non-employee Directors could elect to participate in the Calloway's Nursery, Inc. Stock Purchase Plan (the "Stock Purchase Plan"), with the option of contributing up to 100% of their cash compensation to purchase Company stock in the Stock Purchase Plan. The Company would match from 50% to 100% of the amount contributed based upon each Non-employee Director's years of continuous participation in the Stock Purchase Plan. The Stock Purchase Plan was terminated in October 2003 (see Note 13 to Consolidated Financial Statements).

  The following table shows the amounts for (i) Retainer fees, (ii) Meeting fees, and (iii) Stock Purchase Plan matching contributions for each Non-employee Director for fiscal 2003:

          Directors       Retainer    Meeting     Stock
                            fees        fees     Purchase
                                                   Plan
                                                 matching
                                                contribut
                                                   ions
     Dr. Stanley Block      $15,000     $12,100    $    90
     Daniel R. Feehan        15,000      12,100     10,500
     Timothy J. McKibben     15,000      12,100     18,970
     Totals                 $45,000     $36,300    $29,560

Stock Options - 1995 Plan

  Non-employee Directors participate in the 1995 Stock Option Plan for Independent Directors (the "1995 Plan"). Under the 1995 Plan a total of 25,000 shares a total of 25,000 shares have been authorized for grants of options to independent directors. The 1995 Plan provided for automatic grants to then-current independent directors, and provides for automatic grants to future independent directors upon their election to the Board of Directors. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant). The 1995 Plan is administered by the Board of Directors. The 1995 Plan expires on May 17, 2005, except with respect to options then outstanding.

  No options were granted under the 1995 Plan during fiscal
  2003. None of the outstanding options were in-the-money as of September 30, 2003.

Stock Options - Independent Director Grants

  Under the Independent Director Grants adopted by the Board of Directors in 1997, 1999 and 2000, 162,000 shares have been granted to independent directors. Each option was granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option has a term in excess of ten years. Each option is subject to vesting requirements established by the Board of Directors at the time of the grant.

  No options were granted under Independent Director Grants during fiscal 2003. None of the outstanding options were in-the-money as of September 30, 2003.

Compensation Committee Interlocks and Insider Participation

  The members of the Company's Compensation Committee are:

  - Timothy J. McKibben, Chairman
  - Dr. Stanley Block
  - Daniel R. Feehan

  No executive officer of the Company served as a member of the compensation committee of, or as a director of, another entity, one of the executive officers of which served either on the Compensation Committee or the Board of Directors. No executive officer of the Company served as a member of the compensation committee of, or as a director of, another entity, one of the executive officers of which served either on the Compensation Committee or the Board of Directors.
                                 -26-

Board Compensation Committee Report on Executive Compensation

  The Compensation Committee (the "Compensation Committee") is made up of Dr. Block, Mr. Feehan and Mr. McKibben, the three Company Directors who are independent of management.

Scope of Authority

  The Compensation Committee is responsible for determining and administering the compensation to be paid to the "executive officers" of the Company, as that term is defined in the rules and regulations under the Securities Exchange Act of 1934. The Compensation Committee has been directed to establish annually an incentive plan as part of the compensation of the executive officers. Additionally, the Compensation Committee is charged with responsibility for the formation and administration of any plan involving the capital stock of the Company regardless of the level of employees for whose benefit the plan is or was created.

Objectives

  All policies, plans and actions of the Compensation Committee are formulated or taken with the goal of maximizing shareholder value by aligning the financial interests of the executive officers with those of the Company's shareholders. This is done through a combination of salary, short-term incentive compensation and long-term incentive compensation such as the granting of options to acquire additional equity in the Company.

Compensation of Executive Officers for Fiscal 2003

Salaries

  The Compensation Committee has authority over the compensation for the following executive officers for fiscal 2003:

  - James C. Estill - President and Chief Executive Officer
  - John T. Cosby - Vice President, Corporate Development
  - John S. Peters - Vice President, Operations
  - Sterling Cornelius - President, Cornelius Nurseries, Inc.
  - Daniel G. Reynolds - Vice President and
    Chief Financial Officer
  - Marce E. Ward - Vice President, Dallas-Fort Worth Market
  - George J. Wechsler - Vice President, San Antonio Market
  - David S. Weger - Vice President, Merchandising

  The salaries of each of Messrs. Estill, Cosby and Peters were established under five year employment agreements which expire on July 2, 2006. Those employment agreements were approved by the Compensation Committee in fiscal
  2001.

  The salary of Mr. Cornelius was established under the Cornelius Employment Agreement. That employment agreement was approved by the Compensation Committee in fiscal 1999, prior to its becoming effective with the Cornelius
  Acquisition. It expired on September 22, 2002.

  The salaries called for by those agreements, as well as the salaries for Messrs. Reynolds, Ward, Wechsler and Weger, were determined through an evaluation of the responsibilities of the position held, the experience of the particular executive, and the performance of that individual.

Short-term Incentive Compensation

  In accordance with the Compensation Committee's policy of providing a form of short-term incentive compensation tied to current year performance, the Compensation Committee approved bonus plans for the fiscal year ended September 30, 2003. The plans provided cash incentives for the Company's executive officers as follows:

  1. For Messrs. Estill, Peters, Cosby, Reynolds and Weger, the cash incentive was based on consolidated pre tax net profit for fiscal 2003. No bonus was accrued or paid for fiscal 2003.
  2. For Mr. Cornelius, the cash incentive was based on the pre tax net profit for the Cornelius Nurseries, Inc. subsidiary company for fiscal 2003. A bonus of approximately $4,500 was accrued for fiscal 2003.
  3. For Mr. Ward, the cash inventive was based on the pre tax net profit for the Dallas-Fort Worth Market operations for fiscal 2003. No bonus was accrued or paid for fiscal 2003.
  4. Mr. Wechsler did not participate in an incentive program for fiscal 2003.

Long-term Incentive Compensation

  The executive officers of the Company are provided incentives to maximize growth and increase productivity over the long-term through their substantial share ownership and through their stock options. The Compensation Committee reviews its stock option policy and the status of the Company's stock option program annually. Though stock options have been granted to executive officers in prior year, no stock options were granted during fiscal 2003.

  The Compensation Committee is of the opinion that the compensation packages being provided to its chief executive officer and other executive officers reflect its goal of offering compensation that is fair to these officers and the Company's shareholders alike by providing adequate base salaries together with substantial opportunity for personal financial growth which will parallel management's ability to increase shareholder value. Compensation plans are established to provide additional compensation for superior performance in terms of profits earned for the benefit of all shareholders. It is intended that the total economic advantages and opportunities provided to the executive officers will be at least equivalent to that provided by comparable corporations.

                            Compensation Committee
                            Timothy J. McKibben, Chairman
                            Daniel R. Feehan
                            Dr. Stanley Block

 Performance Graph

  The following graph compares the yearly change during the Company's last five fiscal years in total shareholders' return on the Company's Common Stock, with the cumulative total return on (i) the NASDAQ Stock Market (U.S.) Index and (ii) the Russell 2000 Index. The comparison assumes $100.00 was invested at the beginning of the period in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                                  Cumulative Total Return
--------------------------------------------------------------------
                             9/98   9/99   9/00   9/01   9/02   9/03
CALLOWAY'S NURSERY, INC.   100.00  94.74 115.79  79.16  74.95  50.53
NASDAQ STOCK MARKET (U.S.) 100.00 163.12 217.03  88.74  69.90 106.49
RUSSELL 2000               100.00 119.07 146.92 115.76 104.99 143.32

  The above performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or the Securities
  Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Management

  The following table sets forth certain information as to the number of shares of Company common stock beneficially owned as of December 12, 2003, by (i) each executive officer, (ii) each director, and (iii) all of the executive officers and directors of the Company as a group.

  Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by that person.

   Name of Beneficial Owner        Number of     Percentage
                                  Shares Held     of Total
                                                   Shares
                                                Outstanding
  Dr. Stanley Block (1)               105,891          1.5%
  John T. Cosby (2)                   574,399          8.0%
  James C. Estill (3)               1,307,735         17.8%
  Daniel R. Feehan (4)                104,997          1.5%
  Timothy J. McKibben (5)             154,311          2.2%
  John S. Peters (6)                  251,996          3.5%
  George J. Wechsler                  162,591          2.3%
  Daniel G. Reynolds (7)               59,468          0.8%
  Marce E. Ward (8)                     6,325          0.1%
  David S. Weger (9)                  224,460          3.2%
  All Directors and Executive
   Officers as a group (10
   persons)                         2,952,173         36.4%

1. Includes 1,500 shares that could be acquired through options granted under the 1995 Stock Option Plan for Independent Directors which are exercisable at $1.00 per share, 16,000 shares that could be acquired through options granted on an individual grant basis in fiscal 1997 which are exercisable at $1.125 per share, 32,000 shares that could be acquired through options granted on an individual grant basis in fiscal 1999 which are exercisable at $1.156 per share, and 44,000 shares that could be acquired through options granted on an individual grant basis in fiscal 2001 which are exercisable at $1.438 per share.

2. Includes 120,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, and 105,000 shares that could be acquired through options granted under the 1997 Stock Option Plan which are exercisable at $1.09 per share.

3. Includes 260,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, and 130,000 shares that could be acquired through options granted under the 1997 Stock Option Plan which are exercisable at $1.09 per share.

4. Includes 3,000 shares that could be acquired through options granted under the 1995 Stock Option Plan for Independent Directors which are exercisable at $1.438 per share, and 36,000 shares that could be acquired through options granted on an individual grant basis in Fiscal Year
2002 which are exercisable at $1.438 per share.

5. Includes 3,000 shares that could be acquired through options granted under the 1995 Stock Option Plan for Independent Directors which are exercisable at $1.438 per share, and 36,000 shares that could be acquired through options granted on an individual grant basis in Fiscal Year
2002 which are exercisable at $1.438 per share.

6. Includes 45,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, 25,000 shares that could be acquired through options granted under the 1996 Stock Option Plan which are exercisable at $1.125 per share, and 70,000 shares that could be acquired through options granted under the 1998 Stock Option Plan which are exercisable at $1.09 per share.

7. Includes 24,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, 10,000 shares that were granted under the 1991 Stock Option Plan which are exercisable at $.94 per share, 16,000 shares that could be acquired through options granted under the 1996 Stock Option Plan which are exercisable at $1.125 per share, and 50,000 shares that could be acquired through options granted under the 1999 Stock Option Plan which are exercisable at $1.09 per share.

8. Includes 6,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, 8,000 shares that could be acquired through options granted under the 1996 Stock Option Plan which are exercisable at $1.125 per share, and 26,000 shares that could be acquired through options granted under the 1999 Stock Option Plan which are exercisable at $1.09 per share.

9. Includes 25,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $1.00 per share, 10,000 shares that could be acquired through options granted under the 1991 Stock Option Plan which are exercisable at $.940 per share, 15,000 shares that could be acquired through options granted under the 1996 Stock Option Plan which are exercisable at $1.125 per share, and 50,000 shares that could be acquired through options granted under the 1999 Stock Option Plan which are exercisable at $1.09 per share.

Item 13. Certain Relationships and Related Transactions

Affiliate Leases

  In fiscal 2002 the Company entered the San Antonio market by leasing seven retail store locations. Three of those leases were entered into with Mr. George J. Wechsler (the "Affiliate Leases"), who was elected to the Company's Board of Directors and was named a Vice President of the Company at the time of the transaction. The Affiliate Leases have three year terms. Rental expense under the Affiliate Leases was $142,000 and $6,000 for the years ended September 30, 2003 and 2002, respectively. The Company occupied the premises for less than three months in fiscal 2002. No rental expense under the Affiliate Leases was incurred for the year ended September 30, 2001.

PART IV

Item 14. Principal Accounting Fees and Services

  For fiscal 2003 the Company's principal independent accountant for the audit of its financial statements, KPMG
  LLP, billed the Company for the categories of services set forth below (amounts in thousands):

                                   Year Ended    Year Ended
                                 September 30,  September 30,
                                       2003          2002
  Audit Fees                             $144          $142
  Audit-Related Fees                       --            34
  Tax Fees                                 31            31
  All Other Fees                           --            --
                                         $175          $207

  The Company's Audit Committee has adopted pre-approval policies and procedures covering all services provided by its independent accountants. All audit-related and tax services were pre-approved by the Audit Committee during fiscal 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                        Page
(a)(1)    Financial Statements

  Independent Auditors' Report - KPMG LLP                F-1

  Consolidated Balance Sheets - September 30, 2003 and
  2002                                                   F-2

  Consolidated Statements of Operations - Years Ended
   September 30, 2003, 2002 and 2001                     F-3

  Consolidated  Statements of Shareholders'  Equity  -
  Years Ended September 30, 2003, 2002 and 2001          F-4

  Consolidated Statements of Cash Flows - Years Ended
   September 30, 2003, 2002 and 2001                     F-5

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

(a)(3)    Exhibits

  (3)(a) Restated Articles of Incorporation of the
       Registrant. (Exhibit (3)(a))1
  (3)(b) Form of Bylaws of the Registrant. (Exhibit (3)(b))
       1
  (3)(c) Amendment to Bylaws Adopted on May 19, 1993.
       (Exhibit (3(c)) 1
  (4)(a) Specimen Stock Certificate. (Exhibit (4)(a) 1
  (10)(a)Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit
       (10)(a)) 1
  (10)(b)Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit
       (10)(b)) 1
  (10)(c)Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit
       (10)(c)) 1
  (10)(d)Left blank intentionally.
  (10)(e)Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g)) 1
  (10)(f)Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit
       (10)(h)) 1
  (10)(g)Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i)) 1
  (10)(h)Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996. (Exhibit (10)(m)) 2
  (10)(i)Extension of Employment Agreement between the Registrant and John T. Cosby dated July 2, 1996. (Exhibit (10)(n)) 2
  (10)(j)Extension of Employment Agreement between the Registrant and John S. Peters dated July 2, 1996. (Exhibit (10)(o)) 2
  (10)(k)Employment Agreement between the Registrant and C. Sterling Cornelius dated September 21, 1999. (Exhibit
       (10)(k)) 3
  (10)(l)Extension of Employment Agreement between the Registrant and James C. Estill dated May 9, 2001. (Exhibit (10)(p)) 4
  (10)(m)Extension of Employment Agreement between the Registrant and John T. Cosby dated May 9, 2001. (Exhibit (10)(q)) 4
  (10)(n)Extension of Employment Agreement between the Registrant and John S. Peters dated May 9, 2001. (Exhibit (10)[r]) 4
  (10)(o)Calloway's Nursery, Inc. Bonus Plan for the Fiscal Year Ending September 30, 2004. (Exhibit (10.1) 6
  (10)(p)Form of Indemnification Agreement dated November 14, 2002 between the Registrant and each of Dr. Stanley Block, Sterling Cornelius, John T. Cosby, James C. Estill, Daniel R. Feehan, Timothy J. McKibben, John S. Peters, Daniel G. Reynolds, George
       J. Wechsler and David S. Weger. (Exhibit 10.3) 5
  (10)(q)Forbearance Agreement dated December 22, 2003 between the Registrant and Frost National Bank (Exhibit 10.2) 6
  (14)   Code of Ethics 6
  (21)(a)Subsidiaries of the Registrant. (Exhibit 21) 6
  (23)(d)Consent of KPMG LLP. (Exhibit 23) 6
  (31)(a)Rule 13a-14(a) Certification of the Chief
       Financial Officer of Calloway's Nursery, Inc.
       (Exhibit 31(a)) 6
  (31)(b)Rule 13a-14(a) Certification of the Chief
       Executive Officer of Calloway's Nursery, Inc.(Exhibit
       31(b)) 6

  (32) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2003.(Exhibit 32) 6
  (99)(a)Calloway's Nursery, Inc. Stock Purchase Plan.
       (Exhibit (28)) 7
  (99)(b)Calloway's Nursery, Inc. 1991 Stock Option
       Plan.(Exhibit (10)(d)) 1
  (99)(c)Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent Directors. (Exhibit (99)(c)) 8
  (99)(d)Calloway's Nursery, Inc. 1996 Stock Option
       Plan.(Exhibit A) 9
  (99)(e)Calloway's Nursery, Inc. 1997 Stock Option
       Plan.(Exhibit A) 10
  (99)(f)Calloway's Nursery, Inc. 1998 Stock Option
       Plan.(Exhibit A) 11
  (99)(g)Calloway's Nursery, Inc. 1999 Stock Option
       Plan.(Exhibit A) 12
  (99)(h)Calloway's Nursery, Inc. 2000 Stock Option
       Plan.(Exhibit A) 13
  (99)(i)Calloway's Nursery, Inc. 2001 Stock Option
       Plan.(Exhibit A) 14
  (99)(j)Calloway's Nursery, Inc. 2002 Stock Option Plan.
       (Exhibit A) 15

1    Incorporated by reference to the Exhibit shown in
parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the securities and Exchange Commission, and effective June 26, 1991.
2    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-Q for the quarter ended
June 30, 1996.
3    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.
4 Incorporated by reference to the Exhibit shown in parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2001.
5    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2002.
6    Filed herewith.
7    Incorporated by reference to the Exhibit shown in
parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission, and effective March 3, 1992.
8    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K for the fiscal year ended September 30, 1995.
9    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.
10   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.
11   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.
12   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.
13   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.
14   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.
15   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

(b) Reports on Form 8-K

  On October 24, 2003 the Company filed a Form 8-K disclosing its receipt, on October 22, 2003, of a letter from NASDAQ indicating that the Company had not regained compliance in accordance with marketplace Rule 4310(c)(8)(D). However, since the Company met the initial listing requirements for the NASDAQ SmallCap market under marketplace Rule 4310(c)(2)(A), the Company was granted an additional 90 calendar day grace period, or until January 24, 2004, to demonstrate compliance.

  If compliance with the aforementioned rule cannot be demonstrated by January 24, 2004, NASDAQ will provide written notification that the Company's common stock will be delisted. At that time, the Company may appeal such determination to a Listing Qualifications Panel.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALLOWAY'S NURSERY, INC.
                                   By:
                                   /s/ James C. Estill
                                   James C. Estill, President
                                   and
                                   Chief Executive Officer

                                   /s/ Daniel G. Reynolds
                                   Daniel G. Reynolds, Vice
                                   President and Chief
                                   Financial Officer
                                   Dated: December 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title              Date
/s/ Dr. Stanley Block         Director     December 29, 2003
Dr. Stanley Block
/s/ John T. Cosby             Director     December 29, 2003
John T. Cosby
/s/ James C. Estill           Director     December 29, 2003
James C. Estill
/s/ Daniel R. Feehan          Director     December 29, 2003
Daniel R. Feehan
/s/ Timothy J. McKibben       Director     December 29, 2003
Timothy J. McKibben
/s/ John S. Peters            Director     December 29, 2003
John S. Peters
/s/ George J. Wechsler        Director     December 29, 2003
George J. Wechsler

                    Independent Auditors' Report

The Board of Directors and Shareholders

Calloway's Nursery, Inc.:

We have audited the accompanying consolidated balance sheets of Calloway's Nursery, Inc. and subsidiaries as September 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective October 1, 2002. Also, as discussed in
Note 3 to the consolidated financial statements, the Company early adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective October 1, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004, and has a line of credit that may not be available if certain financial targets are not met, and that management does not expect to be able to renew with the current bank upon its expiration on May 28, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        KPMG LLP

Fort Worth, Texas
December 29, 2003

         CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
 (amounts in thousands, except share and per share amounts)
                           ASSETS
                                      September 30, September 30,
                                           2003        2002
                                          -------     -------
Cash and cash equivalents                 $ 1,921     $ 2,475
Accounts receivable                           232         356
Inventories                                 4,802       4,006
Prepaids and other assets                      19          59
Deferred income taxes, current                 --         263
Income taxes receivable                        --         119
Current assets of discontinued
operations                                     --       3,095
                                          -------     -------
  Total current assets                      6,974      10,373

Property and equipment, net                10,841      11,342
Goodwill, net                                  --         631
Deferred income taxes                          --       1,568
Other assets                                  182         211
                                          -------     -------
  Total assets                            $17,997     $24,125
                                          -------     -------

            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                          $ 2,919     $ 2,694
Accrued expenses                            2,368       2,017
Current portion of long-term debt             474         501
Non-voting preferred stock, with            2,949          --
mandatory redemption provisions
Current liabilities of discontinued
operations                                     --         544
                                          -------     -------
 Total current liabilities                  8,710       5,756

Deferred rent payable                         641         805
Long-term debt, net of current portion      6,695       8,246
                                          -------     -------
 Total liabilities                         16,046      14,807
Commitments and contingencies

Non-voting preferred stock, with
mandatory redemption provisions;
redemption value $3,420; par value
$.01 per share; 40,000 shares
authorized; 40,000 shares issued and
34,202 shares outstanding                      --       2,538

Shareholders' equity:
Voting convertible preferred stock;
par value $.626 per share; 3,200,000
shares authorized; no shares issued
or outstanding                                 --          --

Preferred stock; par value $.01 per
share; 9,960,000 shares authorized;
no shares issued or outstanding                --          --

Common stock; par value $.01 per
share; 30,000,000 shares authorized;
7,175,593 and 6,772,890 shares
issued, respectively; 6,925,593 and
6,522,890 shares outstanding,
respectively                                   72          68
                                          -------     -------
Additional paid-in capital                 10,201       9,885
Accumulated deficit                       (6,926)     (1,777)
                                            3,347       8,176
Less: Treasury stock, at cost             (1,396)     (1,396)
                                          -------     -------
Total shareholders' equity                  1,951       6,780
                                          -------     -------
  Total liabilities and shareholders'
  equity                                  $17,997     $24,125
                                          -------     -------
     The accompanying notes are an integral part of these consolidated financial statements.

          CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands, except per share amounts)
                           Year Ended    Year Ended    Year Ended
                          September 30, September 30, September 30,
                                2003         2002        2001
                              -------      -------     -------
Net sales                     $47,346      $43,251     $43,385
Cost of goods sold             25,361       22,918      22,286
                              -------      -------     -------
Gross profit                   21,985       20,333      21,099

Operating expenses             16,628       13,865      12,913
Occupancy expenses              3,348        2,830       2,513
Advertising expenses            1,782        1,548       1,583
Depreciation and amortization     592          856         891
Impairment of goodwill            631           --          --
Interest expense                  834          858       1,123
Interest income                  (21)         (44)        (36)
                              -------      -------     -------
Total expenses                 23,794       19,913      18,987

Income (loss) from
continuing operations         (1,809)          420       2,112
before income taxes
Income tax expense              1,672          259         719
                              -------      -------     -------
Income (loss) from
continuing operations         (3,481)          161       1,393

Discontinued operations:
Loss from discontinued
operations, net of tax
benefits of $--, $699, and
$323                          (2,040)      (1,192)       (636)

Gain (loss) on disposal of
discontinued operations,
net of tax benefits of $--,
$--, and $1,515                   680           --     (2,893)
                              -------      -------     -------
Loss from discontinued
operations                    (1,360)      (1,192)     (3,529)
                              -------      -------     -------
Net loss                      (4,841)      (1,031)     (2,136)

Accretion of preferred          (308)        (358)       (303)
stock
                              -------      -------     -------
Net loss attributable to
common shareholders          ($5,149)     ($1,389)    ($2,439)
                              -------      -------     -------
Weighted average number of common shares outstanding
Basic                          6,714        6,382       6,107
Diluted                        6,714        6,382       6,290

Basic net income (loss) per common share
Income (loss) from
continuing operations         ($.57)       ($.03)        $.18

Loss from discontinued
operations                     (.20)        (.19)       (.58)
                              -------      -------     -------
Net loss                      ($.77)       ($.22)      ($.40)
                              -------      -------     -------
Diluted net income (loss) per common share
Income (loss) from
continuing operations         ($.57)       ($.03)        $.17
Loss from discontinued
operations                     (.20)        (.19)       (.56)
                              -------      -------     -------
Net loss                      ($.77)       ($.22)      ($.39)
                              -------      -------     -------
    The accompanying notes are an integral part of these consolidated financial statements.

          CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (amounts in thousands)
                         Common       Addit    Retained  Treasury
                         Stock        ional    Earnings   Stock
                       ----------    Paid-in    (Accumu
                     Shares  Amount  Capital     lated
                                                Deficit)            Total
                     ------  ------  -------    -------- -------   -------
Balance as of
September 30, 2000    6,238    $62    $9,288     $2,051  ($1,396)  $10,005

Issuance of common
stock                   260      3       322         --       --       325

Net loss                 --      --      --     (2,136)       --   (2,136)

Accretion of
preferred stock          --     --     9,610      (388)   (1,396)    7,891
                     ------  ------  -------    -------- -------   -------
Balance as of
September 30, 2001
2001                  6,498     65     9,610      (388)   (1,396)    7,891

Issuance of common      275      3       275         --       --       278
stock

Net loss                 --     --        --    (1,031)       --   (1,031)

Accretion of
preferred stock          --     --        --      (358)       --     (358)
                     ------  ------  -------    -------- -------   -------
Balance as of
September 30, 2002    6,773     68     9,885    (1,777)   (1,396)    6,780

Issuance of common      403      4       316         --        --      320
stock

Net loss                 --     --        --    (4,841)        --  (4,841)

Accretion of
preferred stock          --     --        --      (308)        --    (308)
                     ------  ------  -------    -------- -------   -------
Balance as of
September 30, 2003    7,176    $72   $10,201   ($6,926)  ($1,396)   $1,951
                     ------  ------  -------    -------- -------   -------
    The accompanying notes are an integral part of these consolidated financial statements.

          CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands)
                                          Year           Year           Year
                                         Ended          Ended          Ended
                                      September 30,  September 30, September 30,
                                          2003           2002           2001
                                        --------       -------        -------
Cash flows from operating activities:

Net loss                                ($4,841)       ($1,031)       ($2,136)

Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:

Loss from discontinued operations
(net of tax)                              2,040          1,192            636
(Gain) loss on disposal of
discontinued operations (net of tax)      (680)             --          2,893

Depreciation and amortization               592            856            891
Deferred income taxes                     1,831          (662)             61
Stock compensation                          136            109            140
Accretion of preferred stock                103             --             --
Impairment of goodwill                      631             --             --
Changes in:
 Accounts receivable                        124             77          (183)
 Inventories                              (796)           (85)            836
 Income taxes receivable                    119          1,061        (1,180)
 Prepaid expenses and other assets           69            226              7
 Accounts payable                           225            727        (1,155)
 Accrued expenses                           351            486          (122)
 Income taxes payable                        --             --        (1,518)
 Deferred rent payable                    (164)          (124)          (127)
                                        --------       -------        -------
Net cash flows provided by (used
for) operating activities                 (260)          2,832          (957)
                                        --------       -------        -------
Cash flows from investing activities:

Additions to property and equipment        (91)          (204)          (248)
                                        --------       -------        -------
Net cash flows used for investing
activities                                 (91)          (204)          (248)
                                        --------       -------        -------
Cash flows from financing activities:
Proceeds from issuance of common
stock                                       184            169            185
Proceeds from issuance of long-term          26             --          3,769
debt
Net borrowings (repayments) under            --          (730)            675
revolving line of credit
Repayments of long-term debt            (1,604)          (631)        (4,716)
Lease payments under capital lease           --             --          (100)
                                        --------       -------        -------
Net cash flows used for financing
activities                              (1,394)        (1,192)          (187)
                                        --------       -------        -------
Net increase (decrease) in cash and
cash equivalents from continuing
operations                              (1,745)          1,436        (1,392)

Net increase in cash and cash
equivalents from discontinued
operations                                1,191            760          1,258
                                        --------       -------        -------
Net increase (decrease) in cash and
cash equivalents                          (554)          2,196          (134)

Cash and cash equivalents at
beginning of year                         2,475            279            413
                                        --------       -------        -------
Cash and cash equivalents at end of
year                                     $1,921         $2,475        $   279
                                        --------       -------        -------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
 Interest                                  $701           $859         $1,124
 Income taxes                               $47           $251         $1,518
In 2003 and 2002 the carrying amount of the Preferred Stock was accreted by $411 and $358, respectively, to a carrying amount of $2,949 and $2,538 at September 30, 2003 and 2002, respectively.

    The accompanying notes are an integral part of these consolidated financial statements.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Liquidity and Going Concern

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss for each of the fiscal years ended September 30, 2003, 2002 and 2001. As described in Note 19 the Company has $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004.

  Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of property and equipment, to generate sufficient funds.
  However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004.

  Furthermore, as described in Note 8, the Company's line of credit has been modified as a result of noncompliance with certain financial covenants at September 30, 2003. This line of credit expires on May 28, 2004. Management does not expect to be able to renew the line of credit with the current bank upon its expiration. Also, if certain financial targets are not met, the line of credit would be unavailable and/or the due date of any outstanding balance would be accelerated. Management's plans in regard to the line of credit are described further in Note 8. There can be no assurance that management's plans will be achieved.

  Given these uncertainties, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Note 2 - Organization and Nature of the Company

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

  In fiscal 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. In fiscal 2002 the Company adopted a formal plan to dispose of its Turkey Creek Farms ("Turkey") growing operation, and discontinued the plant material that it produced. In fiscal 2003 the Company adopted a formal plan to dispose of its Miller Plant Farms ("Miller") growing operation, and discontinued the plant material that it produced. In fiscal 2003 the Company sold both Turkey and Miller. See Note 21 for a discussion of discontinued operations.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In fiscal 2002 the Company entered the San Antonio market by leasing seven former nursery locations. This new market entry did not constitute a business combination.

  The Company has two wholly owned subsidiaries:

  Calloway's Nursery of Texas, Inc. - is the Company's
  Calloway's retail stores in the Dallas and Fort Worth markets.

  Cornelius Nurseries, Inc. - is three Cornelius retail stores in the Houston market.

  Economic, weather and other circumstances that may exist from time-to-time in these areas can have a significant impact on the Company's results of operations.

  All significant intercompany accounts and transactions have been eliminated.

Note 3 - Summary of Significant Accounting Policies

  The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

  Revenue recognition - The Company recognizes revenue when the customer takes possession of the merchandise.

  Advertising expenses - The majority of the Company's advertising consists of printed newspaper advertisements and radio announcements. Occasionally the Company will use direct mail and other media. The company expenses all advertising costs as they are incurred.

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

     Leasehold improvements   Term of lease
     Land improvements        15 years
     Buildings                33 years
     Furniture and fixtures   5 years
     Vehicles                 3 years

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company early adopted Statement of Financial
  Accounting Standards No. 144, Accounting for the
  Impairment or Disposal of Long-Lived Assets effective
  October 1, 2001.

  The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.
  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

  Intangibles - Through September 30, 2002 Goodwill was amortized on a straight-line basis over 20 years. The Company assessed the recoverability of this goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

  As further discussed below, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and
  Other Intangible Assets, effective October 1, 2002, and no longer amortizes goodwill.

  Stock Based Compensation - The Company sponsors a stock-based compensation plan for its employees and directors. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 12 for pro forma disclosures that show the effect on the Company's net income (loss) and net income (loss) per share as if the Company had adopted the cost recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  As of September 30, 2003 the Company has recorded a valuation allowance for all of its deferred tax assets based on the weight of available evidence at that balance sheet date. The primary factor in providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will not be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events.

  Fair Value of Financial Instruments - The carrying values of the Company's financial instruments, other than long-term debt, approximate fair values due to the short maturities of such instruments. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at September 30, 2003 and 2002.

  Reclassifications - Certain amounts for 2001 and 2002 have been reclassified to conform to the 2003 presentation of the Discontinued Operations.

  Recent Accounting Pronouncements

  Statement 142

  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") as of October 1, 2002 and no longer amortizes goodwill. As of the adoption date the Company had unamortized goodwill in the amount of $631,000 which was subject to the transition provisions of Statement 142.

  In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. That analysis established that the goodwill was associated with the reporting unit comprised of the Dallas and Fort Worth
  Markets operations. The Company then determined the fair value of the Dallas and Fort Worth Markets reporting unit and compared it to that reporting unit's carrying amount.
  Based on those tests, there was no indication that any reporting unit's goodwill was impaired. Accordingly, no transitional impairment losses were required to be recognized as the cumulative effect of a change in accounting principle.

  The goodwill impairment evaluation conducted as of September 30, 2003 indicated that goodwill was impaired.
  An impairment charge of $631,000 was recorded for the year ended September 30, 2003.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  There was no amortization expense for the year ended September 30, 2003. The Company's reported net loss for the years ended September 30, 2002 and 2001, adjusted for excluding the effects of goodwill amortization, would have been $923,000 and $2,028,000, respectively. The effect on adjusted net loss per share for the years ended September 30, 2002 and 2001 was insignificant.

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

                              Year          Year        Year
                             Ended         Ended        Ended
                          September 30, September 30,September 30,
                              2003          2002         2001
                            --------     --------       -------
 Net loss attributable to    ($5,149)    ($1,389)      ($2,439)
   common shareholders, as
   reported
 Total stock-based employee
   compensation expense
   determined under fair
   value based method for
   all awards, net of
   related income tax
   effects                         --         432           156
                            --------     --------       -------
 Pro forma net loss
   attributable to common
   shareholders              ($5,149)     ($1,821)     ($2,595)
                            --------     --------       -------
Net loss per share
 Basic
 As reported                   ($.77)       ($.22)       ($.40)
 Pro forma                     ($.77)       ($.29)       ($.42)
 Diluted
 As reported                   ($.77)       ($.22)       ($.39)
 Pro forma                     ($.77)       ($.29)       ($.41)

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma amounts were estimated using the Black Scholes option-pricing model with the following assumptions:

                               Year         Year          Year
                             Ended         Ended         Ended
                          September 30, September 30, September 30,
                              2003          2002          2001
                            --------     --------       -------
    Weighted average
     expected life              N/A           10            10
     (years)
    Expected volatility         N/A       89.37%        90.75%
    Expected dividends          N/A         None          None
    Risk free interest          N/A       3.375%         5.68%
     rate
    Weighted average            N/A       $.9455       $1.2763
     fair value of
     options granted


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

  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

  The Company adopted Statement 150 on July 1, 2003. At July 1, 2003 the Company had outstanding 34,202 shares of Non-Voting Acquisition Preferred Stock (the "Preferred Stock"), $.01 par value, that were issued in 1999 in connection with an acquisition, with a carrying amount of $2,846,000. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share. Adoption of Statement 150 caused (i) the Preferred Stock to be classified as a current liability ($2,949,000) on the balance sheet at September 30, 2003, and (ii) the related accretion on the Preferred Stock to be classified as interest expense ($103,000) for the quarter and fiscal year ended September 30, 2003.

Note 4 - Cash and Cash Equivalents

  Cash and cash equivalents consist of the following
  (amounts in thousands):

                                  September 30,     September 30,
                                      2003               2002
                                     -------          -------
        Money market fund             $1,680           $2,190
        Demand deposit accounts          212              253
        Petty cash                        29               32
                                     -------          -------
                                      $1,921           $2,475
                                     -------          -------

Note 5 - Inventories

  Inventories consist of finished goods.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property and Equipment

  Property and equipment consist of the following (amounts in thousands):

                                  September 30,     September 30,
                                      2003               2002
                                     -------          -------
       Land                          $ 6,538          $6,543
       Land improvements                 894             862
       Buildings                       4,000           4,004
       Leasehold improvements          1,111           1,111
       Furniture and fixtures
        and equipment                  2,802           2,778
       Vehicles                          715             674
       Less: accumulated
        depreciation and             (5,219)         (4,630)
        amortization
                                     -------          -------
                                     $10,841         $11,342
                                     -------          -------


Note 7 - Accrued Expenses

  Accrued expenses consist of the following (amounts in thousands):

                                  September 30,     September 30,
                                      2003               2002
                                      -------          -------
       Accrued salaries and
        related taxes and
        expenses                       $1,246           $1,207
       Accrued bonuses                    267              124
       Accrued property taxes             592              503
       Accrued sales and use
        taxes                             222              183
       Other                               41               --
                                      -------          -------
                                       $2,368           $2,017
                                      -------          -------

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable and Long-Term Debt

  Long-term debt consists of the following (amounts in thousands):


                                                        Monthly
                                                        Payment
                  September 30,         Inter         (Principal
                  ----------             est   Collat    and
Description       2003  2002   Matures   Rate   eral   Interest
                  ----  ----   -------   ----   ----   -------
1.   Term            $     $  December  Varia   Real      $ 7
  loan,            241   303    2006     ble   estate
  financial                            (5.25%)
  institution
2.   Term          746   798   August   Varia   Real       10
  loan,                         2012     ble   estate
  financial                            (9.125%)
  institution
3.   Term          781   847  June 2012 Varia   Real       10
  loan,                                  ble   estate
  financial                            (5.75%)
  institution
4.   Term        1,135  1,15  November  Fixed   Real       12
  loan,                    7    2020   (10.0%)  estate
  financial
  institution
5.   Term        2,298  2,40  December  Fixed   Real       25
  loan,                    0    2015   (8.5%)  estate
  financial
  institution
6.   Term          887   931    March   Fixed   Real       10
  loan,                         2015   (8.5%)  estate
  financial
  institution
7.   Term        1,056  1,10    March   Fixed   Real       12
  loan,                    8    2015   (8.5%)  estate
  financial
  institution
8.   Term           --   201  Paid off   N/A    N/A       N/A
  loan,                       September
  financial                     2003
  institution
9.   Term           --   980  Paid off   N/A    N/A       N/A
  loan,                         March
  financial                     2003
  institution
Other               25    22
                 ----- -----
 Totals          7,169 8,774

 Less: amounts
 due within one
 year            (474)  (501)
                ------ ------
                $6,695 $8,246
                ------ ------
  Maturities of long-term debt are as follows (amounts in thousands):

 Year Ending September 30,
   2004                                 $474
   2005                                  505
   2006                                  542
   2007                                  528
   2008                                  542
   Thereafter                          4,578
                                      ------
                                      $7,169
                                      ------

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company entered into a $3,000,000 revolving line of credit arrangement (the "Line of Credit") with a bank that matures on May 28, 2004 and is collateralized by inventory, accounts receivable and certain real property. It replaced a $5,000,000 revolving line of credit that had expired on May 30, 2003. The Line of Credit was established to supplement sources available to meet the Company's seasonal working capital needs. At September 30, 2003 and 2002 the outstanding balances were $-0- and $-0-, respectively, and the unused available credit was $3,000,000 and $5,000,000, respectively. The interest rate is variable, tied to the bank's current prime lending rate. The interest rate was 4.75% at September 30, 2003.

  Management does not expect to be able to renew the Line of Credit with the current bank upon its expiration. However, management expects it will be able to negotiate acceptable alternatives to support its working capital requirements for fiscal 2005.

  The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At September 30, 2003 the Company was not in compliance with the financial covenants required by the Line of Credit. In December 2003 the Company entered into a forbearance agreement with the bank. The bank agreed to not enforce the aforementioned financial covenants through the expiration of the Line of Credit on May 28, 2004. In return, the Company agreed to (i) a reduced borrowing amount of $1.5 million, (ii) an increased interest rate of prime plus 2%, and (iii) certain targets for net sales and net income. Management believes that continued availability of the Line of Credit with the aforementioned provisions will be adequate to support the Company's short term working capital requirements because: (i) the reduced borrowing amount will be sufficient, primarily because the Company has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over expenses, inventory and capital expenditures, (ii) the increased interest rate will cause an insignificant cost increase because the Company's seasonal borrowing needs are expected to be substantially lower and of shorter duration than in previous years, and (iii) it is likely that the Company will attain the targets for net sales and net income provided in the forbearance agreement. If the Company were unable to attain the targets for net sales and net income, making the Line of Credit unavailable and/or accelerating the due date, the Company would take further actions, including the sale and/or refinancing of property and equipment, to generate sufficient funds.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes

  Total income taxes for the years ended September 30, 2003, 2002 and 2001 were allocated as follows:

                             Year         Year          Year
                             Ended        Ended         Ended
                         September 30, September 30, September 30,
                              2003         2002          2001
                            ------        -----       -------
 Income (loss) from
   continuing operations    $1,672         $259       $   719
 Discontinued
   operations                   --        (699)       (1,838)
                            ------        -----       -------
 Total income tax
   expense (benefit)        $1,672       ($440)      ($1,119)
                            ------        -----       -------


  Components of income tax expense (benefit) attributable to continuing operations consist of the following (amounts in thousands):

                              Year         Year          Year
                              Ended        Ended         Ended
                          September 30, September 30, September 30,
                              2003         2002          2001
                             ------        -----       -------
Current expense
   (benefit):
  Federal                     (173)         $570         $658
  State                          14          351           --
                             ------        -----       -------
  Total current               (159)          921          658
                             ------        -----       -------

 Deferred expense
   (benefit):
  Federal                     (403)        (404)           61
  State                          65        (258)           --
 Valuation allowance          2,169           --           --
                             ------        -----       -------
  Total deferred              1,831        (662)           61
                             ------        -----       -------
 Total expense               $1,672         $259         $719
                             ------        -----       -------

  The differences between the Company's effective tax rate and the federal statutory tax rate of 34%, as applied to income (loss) from continuing operations before income taxes, for the fiscal years ended September 30, 2003, 2002 and 2001 are as follows (amounts in thousands):

                              Year         Year          Year
                              Ended        Ended         Ended
                          September 30, September 30, September 30,
                              2003         2002          2001
                              ------        -----       -------
 Income tax expense at
   statutory rate            ($615)         $143         $718
 State income tax, net
   of federal benefit          (54)           61           --
 Impairment of goodwill         215           --           --
 Accretion of preferred
   stock                         35           --           --
 Amortization of
   goodwill                      --           37           37
 Other, net                    (78)           18         (36)
 Valuation allowance          2,169           --           --
                             ------        -----       -------
 Total income tax expense    $1,672         $259         $719
                             ------        -----       -------

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant components of the Company's deferred tax assets and liabilities as of September 30, 2003 and 2002 are as follows (amounts in thousands):

                                  September 30,  September 30,
                                        2003          2002
                                     -------       -------
Deferred tax assets:
 Deferred rent                      $    238       $   299
 State net operating loss
   carryforward                          349           324
 Federal net operating loss
   carryforward                        1,501            --
 Inventory capitalization                 64            65
 Basis difference in property
   and equipment                         493           832
 Loss on disposal of assets               --           199
 AMT credit carryforward                  27           112
 Valuation allowance                 (2,672)            --
                                     -------       -------
 Total deferred tax assets        $       --        $1,831
                                     -------       -------


  Management has determined that it is more likely than not that the Company's deferred tax assets will not be realized; therefore, a valuation allowance was necessary as of September 30, 2003. In assessing the need for a valuation allowance, management has considered future reversals of existing taxable temporary differences and future taxable income exclusive of such reversing differences. At September 30, 2003 the Company has net operating loss carryforwards of approximately $4,415,000 for federal income tax purposes expiring in 2022 and 2023, and $11,605,000 for state income tax purposes expiring in 2007 to 2009.

Note 10 - Shareholders' Equity

  During 2003, 2002 and 2001, the Company issued shares of common stock to the Calloway's Nursery, Inc. Stock
  Purchase Plan (see Note 13) and upon the exercise of stock options (see Note 12), receiving proceeds as follows
  (amounts in thousands):

                              Year         Year          Year
                              Ended        Ended         Ended
                          September 30, September 30, September 30,
                              2003         2002          2001
                            ------       ------        ------
  Number   of  shares          403          275           260
   issued

  Proceeds                    $184         $169          $185
  Compensation                 136          109           140
   expense
                            ------       ------        ------
                              $320         $278          $325
                            ------       ------        ------

  The Company matched a portion of employee contributions to the Stock Purchase Plan (see Note 13). Such matching contribution is recorded as compensation expense when paid.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Common Stock Purchase Rights

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

Note 12 - Stock Option Plans and Stock-Based Compensation

  The Company's stock option plans provide for the awarding of incentive stock options to employees and non-qualified stock options to employees and independent directors. The employee plans are administered by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. The independent director stock options are initially granted on a formula basis. Additional nonqualified stock options are provided to independent directors on an individual grant basis. All options are exercisable according to predetermined vesting schedules (all options vest within three years of the date of the grant) and remain in effect for ten years from the date of the grant. An aggregate of 2,913,000 shares of common stock have been reserved for issuance under the Company's stock option plans, including 330,000 shares in connection with the Company's 2002 Stock Option Plan that was approved in fiscal 2003.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following table summarizes activity in the stock option plans for the three years ended September 30, 2003:

                                               Weighted
                                                Average
                                    Shares     Exercise
                                                 Price
  September 30, 2000                953,700      $1.0800
   Granted                          122,000       1.4380
   Exercised                          3,500       1.0000
   Forfeited                          4,300       1.1163
   Expired                               --           --
  September 30, 2001              1,067,900       1.1221

   Granted                          757,700       1.0900
   Exercised                             --           --
   Forfeited                         66,000       1.1212
   Expired                            7,000       6.1250
  September 30, 2002              1,752,600       1.0883

   Granted                               --           --
   Exercised                             --           --
   Forfeited                         24,300       1.0851
   Expired                               --           --
  September 30, 2003              1,728,300      $1.0883

  Exercisable options
   September 30, 2001             1,027,800      $1.1220

   September 30, 2002             1,721,599       1.0850

   September 30, 2003             1,728,300      $1.0883



  The following table summarizes information regarding stock options outstanding at September 30, 2003:

                        Weighted  Weighted          Weighted
                         Average  Average           Average
    Range of Options Remaining Exercise Options Exercise Exercise Outstand Life Prices Exercisa Prices
     Prices      ing                          ble
    -------     ------   -------  -------  -------- --------
 $0.875 to
   $1.000      598,000       1.7  $0.9972   598,000  $0.9972
 $1.001 to
   $1.440    1,130,300       7.2   1.1366 1,130,300   1.1366
                ------   -------  -------  -------- --------
             1,728,300       5.3  $1.0883  1,728,300 $1.0883
                ------   -------  -------  -------- --------

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Purchase Plan

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

  All employees who have attained the age of majority in the state of their residence and have completed 60 days of full-time employment with the Company, and all independent members of the Board of Directors, are eligible to participate in the Stock Purchase Plan. Participants may elect to have payroll deductions of a maximum of 10% of their compensation each pay period. The Company matches up to 100% of such deductions based upon the participant's years of continuous participation in the Stock Purchase Plan. Funds deducted from a participant's pay and contributions made by the Company to the Stock Purchase Plan on behalf of a participant (all of which is invested for the benefit of the participant) are taxable to the participant as wages or compensation for services. The Company contributions for the years ended September 30, 2003, 2002 and 2001 were $136,000, $109,000 and $140,000, respectively.

  The Stock Purchase Plan was terminated in October 2003.

Note 14 - 401(k) Plan

  In 1999 the Company initiated a 401(k) plan for its employees. The 401(k) plan provides employees with a way to save and invest for their retirement. The Company does not provide matching contributions for the 401(k) plan.

Note 15 - Indemnity Agreements

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

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Commitments and Contingencies

  As of September 30, 2003 the Company leased eighteen retail stores under noncancellable operating leases. The leases expire in various years through 2013. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). Rental payments include minimum rentals plus contingent rentals based on sales. The Company has not had to pay contingent rentals to date and does not expect to in the future.

  Future minimum lease payments under noncancellable operating leases as of September 30, 2003 are as follows
  (amounts in thousands):

       Year Ending September 30,
       2004                           $2,258
       2005                            2,039
       2006                            1,195
       2007                            1,021
       2008                              681
       Thereafter                      2,056
                                      ------
                                      $9,250
                                      ------

  Rental expense for operating leases was approximately $2.4 million, $2.1 million and $2.1 million, respectively, for each of the fiscal years ended September 30, 2003, 2002 and 2001.

  Included in the above future minimum lease payments for the fiscal years ending September 30, 2004 and 2005 are amounts due of $142,000 and $107,000, respectively to a board member and vice president of the Company, who is the landlord for three leased facilities in the San Antonio market (the "San Antonio Affiliate Leases") that have three year terms. The San Antonio Affiliate Leases were entered into in fiscal 2002. Rental expense for the San Antonio Affiliate Leases was $6,000 for the fiscal year ended September 30, 2002 and $142,000 for the fiscal year ended September 30, 2003.

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

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Net Loss per Share

  The reconciliation between the weighted average shares outstanding used in the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

                             Year         Year          Year
                              Ended        Ended         Ended
                          September 30, September 30, September 30,
                              2003         2002          2001
                            --------    --------      --------
 Net loss                   ($4,841)    ($1,031)      ($2,136)
 Accretion of preferred        (308)       (358)         (303)
  stock
                            --------    --------      --------
 Net loss attributable
  to common shareholders    ($5,149)    ($1,389)      ($2,439)
                            --------    --------      --------
 Weighted average shares
  outstanding - basic          6,714       6,382         6,107
 Effect of dilutive
  securities: Assumed
  exercise of stock               --          --           183
  options
                            --------    --------      --------
 Weighted average shares
  outstanding - diluted        6,714       6,382         6,290
                            --------    --------      --------
 Net loss per share:
  Basic                       ($.77)      ($.22)        ($.40)
  Diluted                     ($.77)      ($.22)        ($.39)


Note 18 - Selected Quarterly Data (Unaudited)

  Amounts (except share data) are expressed in thousands:

                       First          Second          Third           Fourth
                      Quarter        Quarter         Quarter         Quarter
                    2003    2002   2003   2002    2003    2002    2003     2002
                 ------- ------- ------ ------ ------- -------  ------   ------
 Net sales       $10,848 $10,219 $9,236 $6,984 $20,090 $19,518  $7,172   $6,530

 Gross Profit     $4,393  $4,387 $4,499 $3,366 $10,056  $9,672  $3,037   $2,908

 Income (loss)
  from continuing
  operations      ($913)  ($314) ($772) ($750)  $2,253  $2,713 ($4,049)($1,485)
 Net income
  (loss)        ($1,303)  ($400) ($542) ($742)  $1,665  $2,495 ($4,661)($2,384)

Income (loss)per share:
 Basic
  Continuing
  operations      ($.15)  ($.06) ($.13) ($.13)    $.32    $.40   ($.59)  ($.24)
  Discontinued
  operations       (.06)   (.02)    .03     --   (.09)   (.03)    (.09)   (.14)
                 ------- ------- ------ ------ ------- -------  ------   ------
                  ($.21)  ($.08) ($.10) ($.13)    $.23    $.37   ($.68)  ($.39)
                 ------- ------- ------ ------ ------- -------  ------   ------
 Diluted
  Continuing
  operations      ($.15)  ($.06) ($.13) ($.13)    $.32    $.40   ($.59)  ($.24)
  Discontinued
  operations       (.06)   (.02)    .03     --   (.09)   (.03)    (.09)   (.14)
                 ------- ------- ------ ------ ------- -------  ------   ------
                  ($.21)  ($.08) ($.10) ($.13)    $.23    $.37   ($.68)  ($.39)
                 ------- ------- ------ ------ ------- -------  ------   ------

Note 19 - Preferred Stock with Mandatory Redemption Provisions

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

  The Preferred Stock was recorded at its estimated fair value of approximately $1,890,000. Through June 30, 2003 the carrying amount of the Preferred Stock was accreted at each balance sheet date to its redemption amount using the interest method. The resulting increase in the carrying amount of the Preferred Stock reduced net income attributable to common shareholders or increased net loss attributable to common shareholders.

  In fiscal 2000 the Company redeemed 5,798 shares of Preferred Stock for a cash payment of $158,500. The redeemed Preferred Stock had a redemption value of $579,800 and a carrying amount of $274,000.

  At September 30, 2003 and 2002 the redemption amount of the Preferred Stock was $3,420,200.

  The Company adopted Statement 150 on July 1, 2003. At July 1, 2003 the Company had outstanding 34,202 the Preferred Stock with a carrying amount of $2,846,000. Any unredeemed shares outstanding at September 21, 2004 must be redeemed for $100 per share. Adoption of Statement 150 caused (i) the Preferred Stock to be classified as a current liability ($2,949,000) on the balance sheet at September 30, 2003, and (ii) the related accretion on the Preferred Stock to be classified as interest expense ($103,000) for the quarter and fiscal year ended September 30, 2003.

Note 20 - Segment Information

  The Company has only one reportable segment: retail.

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

  The reporting segment follows the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies (see Note 3).

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Discontinued Operations

Disposal of Wholesale Operations

  In August 2001 the Company adopted a formal plan to dispose of the wholesale operations, which had been a part of its wholesale and growing segment. The Company exited its wholesale operations as of December 31, 2002. Specifically, the Company ceased in an orderly fashion production and marketing of plants and related products grown or purchased for sale to wholesale customers, including other nursery retailers and landscape contractors. The wholesale operations included the wholesale growing operations of Turkey as well as the wholesale landscape distribution centers ("WLD") in Austin and Houston. The adopted disposal plan included: (i) the sale of the Turkey wholesale inventories to unaffiliated customers, and (ii) the sale of the WLD operations as an ongoing business to an unaffiliated third party.

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

  Prior to the decision to discontinue the wholesale operations, the Company produced plants at Turkey that were primarily for sale to external customers, while a smaller portion of Turkey production was plants for sale to the Company's own retail stores. Subsequent to that decision, the Company began production at Turkey of plants that were exclusively for sale at the Company's own retail stores.

  The sale of the WLD operations was completed in October
  2001 and indebtedness related to the WLD real property was paid off. The Turkey wholesale inventory was completely sold or otherwise disposed of by December 31, 2001.

  The results of operations for the fiscal year ended
  September 30, 2001 have been reclassified as discontinued operations in the accompanying consolidated financial statements.

Exit from and Disposal of Turkey

  In September 2002 the Company decided to sell Turkey and discontinue the merchandise that it produced. The Company incurred operating losses and negative cash flows on Turkey in fiscal 2002 and concluded that market conditions then and for the foreseeable future were such that Turkey was likely to remain uncompetitive.

  Turkey was sold in March 2003. A pre-tax gain of $680,000 was recorded.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The assets, liabilities and results of operations for Turkey have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). (See Note 3 - "Reclassifications")

Exit from and Disposal of Miller

  In April 2003 the Company decided to sell Miller and discontinue the merchandise it produced. The strategic move will allow the Company to dedicate its resources toward the growth of its retail operations. The assets, liabilities and results of operations for Miller have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with Statement 144. (See Note 3 - "Reclassifications").

  Miller was sold in September 2003. There was no gain or loss on the sale.

Assets and Liabilities of Turkey and Miller

  Following is a summary of the assets and liabilities of the Turkey and Miller discontinued operations as of the applicable years (amounts in thousands):

                                     September 30,  September 30,
                                         2003          2002
                                        -----         -------
 Cash                                     $--         $    15
 Accounts receivable                       --               1
 Inventories                               --           1,152
 Property and equipment held for
   sale                                    --           1,927
                                        -----         -------
 Current assets of discontinued
   operations                             $--          $3,095
                                        -----         -------
 Noncurrent assets of
   discontinued operations -
   property and equipment                 $--         $    --

 Accounts payable                         $--         $   531
 Accrued expenses                          --              13
 Current portion of long-term
   debt                                    --              --
                                        -----         -------
 Current liabilities of
   discontinued operations                $--         $   544
                                        -----         -------


  The property and equipment of both the discontinued Turkey and Miller operations were classified as current assets at September 30, 2002 since they were sold in fiscal 2003.

             CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Results for all Discontinued Operations, including
Turkey and Miller

  Following is a summary of the operating results of the discontinued operations for the applicable years (amounts in thousands):

                              Year         Year          Year
                              Ended        Ended         Ended
                          September 30, September 30, September 30,
                              2003         2002          2001
                             ------       ------        ------
 Sales                       $2,026       $5,911        $9,467
 Cost of goods sold           2,009        5,834         8,101
 Gross profit (loss)             17           77         1,366
 Expenses                     2,057        1,968         2,325
                             ------       ------        ------
 Loss from discontinued
   operations before
   income taxes             (2,040)      (1,891)         (959)
 Income tax expense              --        (699)         (323)
   (benefit)
                             ------       ------        ------
 Loss from discontinued
   operations              ($2,040)     ($1,192)        ($636)
                             ------       ------        ------

  The Company recorded a loss on disposal of discontinued operations (net of income tax) of $2,893,000 for the fiscal year ended September 30, 2001. The loss included the expected loss on the disposal of the Turkey wholesale inventory, partially offset by expected gains on the sale of property and equipment and other assets, and estimated income tax benefits of $1,515,000.

  The Company sold Turkey in March 2003, recording a pre-tax gain of $680,000. The Company sold Miller in September
  2003, with no gain or loss recorded on the sale.

  Prior to fiscal 2002 Turkey functioned solely as a wholesale operation and its operations are included in the discontinued operations of fiscal 2001. For fiscal 2002, Turkey functioned as a growing operation and its operations are also reflected as discontinued operations for fiscal 2002. For fiscal 2001, 2002 and 2003 Miller functioned as a growing operation and its operations are also reflected as discontinued operations for fiscal 2001, 2002 and 2003.

                  CALLOWAY'S NURSERY, INC.
                 Annual Report on Form 10-K
            Fiscal Year Ended September 30, 2003
                      Index to Exhibits
                                                     Sequentially
                                                         Numbered
                                                             Page
  (3)(a)  Restated Articles of Incorporation of the
          Registrant. (Exhibit (3)(a))1
  (3)(b)  Form of Bylaws of the Registrant. (Exhibit (3)(b))1
  (3)(c)  Amendment to Bylaws Adopted on May 19, 1993.
          (Exhibit (3(c)) 1
  (4)(a)  Specimen Stock Certificate. (Exhibit (4)(a) 1
  (10)(a) Form of Employment Agreement dated July 3, 1991 between the Registrant and James C. Estill. (Exhibit
          (10)(a)) 1
  (10)(b) Form of Employment Agreement dated July 3, 1991 between the Registrant and John T. Cosby. (Exhibit
          (10)(b)) 1
  (10)(c) Form of Employment Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit
          (10)(c)) 1
  (10)(d) Left blank intentionally.
  (10)(e) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of James C. Estill and John T. Cosby. (Exhibit (10)(g)) 1
  (10)(f) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and John S. Peters. (Exhibit
          (10)(h)) 1
  (10)(g) Form of Indemnity Agreement dated July 3, 1991 between the Registrant and each of Robert E. Glaze and Dr. Stanley Block. (Exhibit (10)(i)) 1
  (10)(h) Extension of Employment Agreement between the Registrant and James C. Estill dated July 2, 1996. (Exhibit (10)(m)) 2
  (10)(i) Extension of Employment Agreement between the Registrant and John T. Cosby dated July 2, 1996. (Exhibit (10)(n)) 2
  (10)(j) Extension of Employment Agreement between the Registrant and John S. Peters dated July 2, 1996. (Exhibit (10)(o)) 2
  (10)(k) Employment Agreement between the Registrant and C. Sterling Cornelius dated September 21, 1999. (Exhibit
          (10)(k)) 3
  (10)(l) Extension of Employment Agreement between the Registrant and James C. Estill dated May 9, 2001. (Exhibit (10)(p)) 4
  (10)(m) Extension of Employment Agreement between the Registrant and John T. Cosby dated May 9, 2001. (Exhibit (10)(q)) 4
  (10)(n) Extension of Employment Agreement between the Registrant and John S. Peters dated May 9, 2001. (Exhibit (10)(r)) 4
  (10)(o) Calloway's Nursery, Inc. Bonus Plan for the Fiscal
          Year Ending September 30, 2004. (Exhibit (10.1) 6
  (10)(p) Form of Indemnification Agreement dated November
          14, 2002 between the Registrant and each of Dr.
          Stanley Block, Sterling Cornelius, John T. Cosby,
          James C. Estill, Daniel R. Feehan, Timothy J.
          McKibben, John S. Peters, Daniel G. Reynolds, George
          J. Wechsler and David S. Weger. (Exhibit 10.3) 5
  (10)(q) Forbearance Agreement dated December 22, 2003 between the Registrant and Frost National Bank
          (Exhibit 10.2) 6
  (14)    Code of Ethics 6
  (21)(a) Subsidiaries of the Registrant. (Exhibit 21) 6


(a)(3)    Exhibits (continued)

  (23)(d)  Consent of KPMG LLP. (Exhibit 23) 6
  (31)(a)  Rule 13a-14(a) Certification of the Chief
           Financial Officer of Calloway's Nursery, Inc.
          (Exhibit 31(a)) 6
  (31)(b) Rule 13a-14(a) Certification of the Chief Executive Officer of Calloway's Nursery, Inc.
          (Exhibit 31(b)) 6
  (32) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (Exhibit 32) 6
  (99)(a)  Calloway's Nursery, Inc. Stock Purchase
           Plan.(Exhibit (28)) 7
  (99)(b)  Calloway's Nursery, Inc. 1991 Stock Option
           Plan.(Exhibit (10)(d)) 1
  (99)(c) Calloway's Nursery, Inc. 1995 Stock Option Plan for Independent Directors. (Exhibit (99)(c)) 8
  (99)(d)  Calloway's Nursery, Inc. 1996 Stock Option
           Plan.(Exhibit A) 9
  (99)(e)  Calloway's Nursery, Inc. 1997 Stock Option
           Plan.(Exhibit A) 10
  (99)(f)  Calloway's Nursery, Inc. 1998 Stock Option
           Plan.(Exhibit A) 11
  (99)(g)  Calloway's Nursery, Inc. 1999 Stock Option
           Plan.(Exhibit A) 12
  (99)(h)  Calloway's Nursery, Inc. 2000 Stock Option
           Plan.(Exhibit A) 13
  (99)(i)  Calloway's Nursery, Inc. 2001 Stock Option
           Plan.(Exhibit A) 14
  (99)(j)  Calloway's Nursery, Inc. 2002 Stock Option
           Plan.(Exhibit A) 15

1    Incorporated by reference to the Exhibit shown in
  parenthesis to Registration Statement No. 33-40473 on Form S-1, and amendments thereto, filed by the Company with the securities and Exchange Commission, and effective June 26, 1991.
2    Incorporated by reference to the Exhibit shown in
  parenthesis to the Company's Form 10-Q for the quarter ended
  June 30, 1996.
3    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.
4    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2001.
5    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K Report for the fiscal year ended September 30, 2002.
6    Filed herewith.
7    Incorporated by reference to the Exhibit shown in
parenthesis to Registration Statement No. 33-46170 on Form S-8, and amendments thereto, filed by the Company with the Securities and Exchange Commission, and effective March 3, 1992.
8    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Form 10-K for the fiscal year ended September 30, 1995.
9    Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.
10   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.
11   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.
12   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.
13   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.
14   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.
15   Incorporated by reference to the Exhibit shown in
parenthesis to the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Exhibit 10.1
                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

I.   PURPOSE
     The purpose of this INCENTIVE BONUS PLAN is to provide an incentive to management to maximize the performance of their profit centers. Bonuses will be paid on Pre Tax Net, as defined below.

II.  BONUS POOLS
     The Bonus Pools in this INCENTIVE BONUS PLAN, and the basis upon which each of them is computed, are as follows:
         Bonus Pool            Basis         Pre Tax Net   % of
                                              Profit is    Prof
                                            After Bonuses   it
                                               Paid To
     Store Bonus Pool   Pre Tax Net              N/A         5%
                         Profit for each
                         particular
                         Retail Store
     DFW Regional       Pre Tax Net           DFW Retail     5%
      Management Bonus   Profit for the         Stores
      Pool               DFW Market
     San Antonio        Pre Tax Net          San Antonio     5%
      Market Bonus       Profit for the         Retail
      Pool               San Antonio            Stores
                         Market
     DFW Market Bonus   Pre Tax Net           DFW Retail     5%
      Pool               Profit for the       Stores and
                         DFW Market          DFW Regional
                                              Management
                                              Bonus Pool
     Houston Market     Pre Tax Net            Houston       5%
      Bonus Pool         Profit for the         Retail
                         Houston Market         Stores
     Calloway's         Pre Tax Net           All of the     5%
      Nursery, Inc.      Profit for             above
      Bonus Pool         Calloway's
                         Nurseries, Inc.

III. PARTICIPANTS
     The Participants in this INCENTIVE BONUS PLAN, and the Bonus Pool in which each of them participates, are as follows:
            Position Title                 Pool           Share
                                                            of
                                                           Pool
     Store Manager              Store Bonus Pool            80%
     Assistant Store Manager    Store Bonus Pool            20%
     DFW East Regional Manager  DFW Regional Management     60%
                                 Bonus Pool
     DFW Buyer (2)              DFW Regional Management    40%1
                                 Bonus Pool
     San Antonio General        San Antonio Market         100%
      Manager                    Bonus Pool
     Vice President, DFW        DFW Market Bonus Pool      100%
      Market
     Houston General Manager    Houston Market Bonus       100%
                                 Pool
     President & Chief          Calloway's Nursery, Inc       2
      Executive Officer          Bonus Pool
     Vice President, Corporate  Calloway's Nursery, Inc       2
      Development                Bonus Pool
     Vice President,            Calloway's Nursery, Inc       2
      Operations                 Bonus Pool
     Vice President & Chief     Calloway's Nursery, Inc       2
      Financial Officer          Bonus Pool

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004
IV. DEFINITIONS
     Cost of Goods Sold - the amount of Cost of Goods Sold recorded, including results of all physical inventory counts taken during the fiscal year.
     DFW Market - the group of Retail Stores and Warehouse serving the Dallas-Fort Worth market area.
     Fiscal 2004 - the fiscal period starting on October 1, 2003 and ending on September 30, 2004.
     Houston Market - the group of Retail Stores, Warehouse and Landscape Department serving the Houston market.
     Period Completion - occurs upon issuance of the Press Release announcing the Financial Results of Calloway's Nursery, Inc. as of and for Fiscal 2004.
     Pre Tax Net Profit - the amount remaining after subtracting Cost of Goods Sold and Total Expenses from Sales. If Pre Tax Net Profit is less than or equal to -0-, then there is no Bonus Pool for the profit center being measured.
     Retail Store - each one of the Company's retail stores serving the DFW Market, Houston Market or San Antonio Market.
     Sales - the amount of Sales recorded by a profit center, excluding intercompany and/or internal sales (for example, sales from a warehouse to a store are not counted as Sales). San Antonio Market - the group of Retail Stores, Warehouse and Trucking Department serving the San Antonio market. Total Expenses - all expenses incurred by or charged to a profit center, except for Bonus Expense under this INCENTIVE BONUS PLAN for the profit center for which Total Expenses are being computed.

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

V. STORE BONUS POOL(S)
A. There will be a Store Bonus Pool if a particular Retail Store earns a Pre Tax Net Profit for Fiscal 2004.
B. Each Retail Store that earns a Pre Tax Net Profit will have its own Store Bonus Pool.
C.    The Store Bonus Pool(s) will be equal to 5% of the
Fiscal 2004 Pre Tax Net for each Retail Store.
D.    The Store Manager's Share will be 80% of the Store
Bonus Pool and the Assistant Manager's Share will be 20% of the
Store Bonus Pool.
E.    Example:
                                                   Example
        Sales                                    $1,734,200
        Cost of Goods Sold                          906,400
        Gross Profit                                827,800
        Total Expenses                              731,300
        Pre Tax Net Profit                           96,500

          Store Bonus Pool (5%)                       4,825
        Manager's Share (80%)                         3,860
        Assistant Manager's Share (20%)                 965

VI.  DFW REGIONAL MANAGEMENT BONUS POOL
A. There will be a DFW Regional Management Bonus Pool if the DFW Market earns a Pre Tax Net Profit for Fiscal 2004.
B. The DFW Regional Management Bonus Pool will be equal to 5% of the Fiscal 2004 Pre Tax Net for the DFW Market.
C. The DFW East Regional Manager's Share will be 60% of the DFW Regional Management Bonus Pool, and there will be two (2) DFW Buyer's Shares of 20% each (for a total of 40%) of the DFW Regional Management Bonus Pool.
D.   Example:
                                                  Example
        Sales                                   $28,500,700
        Cost of Goods Sold                       14,912,000

        Gross Profit                             13,588,700

        Total Expenses3                          12,877,200

        Pre Tax Net Profit                          711,500

        DFW Regional Management Bonus Pool(5%)       35,575

        DFW East Regional Manager's Share (60%)      21,345
        DFW Buyer's Share (20%)                       7,115
        DFW Buyer's Share (20%)                       7,115

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

VII. SAN ANTONIO MARKET BONUS POOL
A.    There will be a San Antonio Market Bonus Pool if the  San
Antonio Market earns a Pre Tax Net Profit for Fiscal 2004.
B.   The San Antonio Market Bonus Pool will be equal to 5% of the
Fiscal 2004 Pre Tax Net for the San Antonio Market.
C.   The San Antonio General Manager's share will be 100% of the
San Antonio Market Bonus Pool.
D.   Example:
                                                   Example
        Sales                                   $9,332,900

        Cost of Goods Sold                       5,273,800

        Gross Profit                             4,059,100

        Total Expenses4                          3,758,400

        Pre Tax Net Profit                         300,700

          San Antonio Market Bonus Pool (5%)        15,035
        San Antonio General Manager's Share (100%)  15,035

VIII. DFW MARKET BONUS POOL
A.    There  will be a DFW Market Bonus Pool if the DFW  Market
earns a Pre Tax Net Profit for fiscal 2004.
B.   The DFW Market Bonus Pool will be equal to 5% of the Fiscal
2004 Pre Tax Net for the DFW Market.
C.   The Vice President, Dallas/Fort Worth Market's share will be
100% of the DFW Market Bonus Pool.
D.   Example:
                                                   Example
        Sales                                  $28,500,700
        Cost of Goods Sold                      14,912,000

        Gross Profit                            13,588,700

        Total Expenses5                         12,912,775

        Pre Tax Net Profit                         675,925

        Dallas/Fort Worth Market Bonus Pool         33,796
          (5%)
        Vice President, Dallas/Fort Worth           33,796
          Market Share (100%)

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

IX. HOUSTON MARKET BONUS POOL
A. There will be a Houston Market Bonus Pool if the Houston Market earns a Pre Tax Net Profit for Fiscal 2004.
B. The Houston Market Bonus Pool will be equal to 5% of the Fiscal 2004 Pre Tax Net for the Houston Market.
C. The Houston General Manager share will be 100% of the Houston Market Bonus Pool.
D.   Example:
                                                   Example
        Sales                                   $12,009,911

        Cost of Goods Sold                        6,177,300

        Gross Profit                              5,832,600

        Total Expenses6                           5,282,600

        Pre Tax Net Profit                          550,000

        Houston Market. Bonus Pool (5%)              27,500
        Houston General Manager  Share (100%)        27,500

X.   CALLOWAY'S NURSERY, INC. BONUS POOL
A. There will be a Calloway's Nursery, Inc. Bonus Pool if Calloway's Nursery, Inc. earns greater than or equal to $2,500,000 in Pre Tax Net Profit for Fiscal 2004.
B. The Calloway's Nursery, Inc. Bonus Pool will be equal to 5% of the Fiscal 2004 Pre Tax Net for Calloway's Nursery, Inc.
C. The Calloway's Nursery, Inc. Bonus Pool will be allocated to each Participant on the basis of a fraction multiplied by the amount of the Bonus Pool. The numerator of the fraction is the salary of the Participant in effect on the last day of Fiscal 2004 and the denominator of the fraction is the total of the annual salaries of all Participants in effect on the last day of Fiscal 2004.
D.   Example:
                                                   Example
        Sales                                   $49,843,500

        Cost of Goods Sold                       25,686,700

        Gross Profit                             24,156,800

        Total Expenses                           22,974,700

        Pre Tax Net Profit                       $1,182,100

        Floor before any Bonus Pool is
          established                             2,500,000

        Calloway's, Inc. Bonus Pool (5%)                 --

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

XI. ALLOCATION OF SHARES WHEN MORE THAN ONE PERSON HOLDS A PARTICPANT POSITION IN A BONUS POOL DURING THE FISCAL YEAR
Store Bonus Pools, DFW Regional Management Bonus Pool, San
Antonio Market Bonus Pool, DFW Market Bonus Pool, Houston
Market Bonus Pool

A. In the event that more than one person holds a Participant position in a Bonus Pool during Fiscal 2004, each person's share will be allocated to each person who held that Participant position during fiscal 2004 on the basis of a fraction multiplied by the amount of that Participant position's share of the Bonus Pool. The numerator of the fraction is the number of days that an individual served as a in the Participant position during Fiscal 2004, and the denominator of the fraction is the greater of (i) the total number of days that all people served in that Participant position during Fiscal 2004 or (ii) 366.
B.   Example (more than one Store Manager during Fiscal 2004):
        Store Manager's Share                    $3,860.00
        Store  Manager "A" worked from  Oct  1     31 days
          through Oct 31
        Store  Manager "B" worked from  Nov  1    274 days
          through Jul 31
        Store  Manager "C" worked from Jul  15
          through Sep 30 (there were two Store
          Managers from Jul 15 through Jul 31)     77 days
        Total  number  of days worked  by  all    382 days
          Store  Managers  during  the  Fiscal
          Year

        Store  Manager "A" allocation of Store      8.094%
          Manager's Share
        Store  Manager "B" allocation of Store     71.540%
          Manager's Share
        Store  Manager "C" allocation of Store    20.3660%
          Manager's Share
        Store Manager "A" Bonus                    $312.43
        Store Manager "B" Bonus                  $2,761.46
        Store Manager "C" Bonus                    $786.11

 Calloway's Nursery, Inc. Bonus Pool:
C.   In  the  event a Participant serves less than a  complete
  Fiscal 2004:
     - A Participant in the Plan who does not start Fiscal 2004, and therefore serves less than the full Fiscal 2004, will receive a bonus for the portion of the Fiscal 2004 the participant does serve.
     - For example, a participant who starts on September 1st will receive 30/366 of the bonus attributable to his/her fraction of the Bonus Pool.
     - The remaining 336/366 will be allocated to the other
       Participants on a pro rata basis in accordance with their respective shares in the Bonus Pool.

                     CALLOWAY'S NURSERY, INC.
                       INCENTIVE BONUS PLAN
           FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

GENERAL PROVISIONS
A. No bonus accrues for any reason on any Pre Tax Net Profit less than "0", or breakeven.
B. All bonuses are payable after the end of the fiscal year, upon Period Completion. No bonus will be paid in the event of termination of employment on or prior to the completion of Fiscal 2004, whether termination is voluntary or involuntary, with cause or without cause.
C. For purposes of all calculations under the plan, the amounts shall be taken from the Company's audited financial statements.
D. In the event of any need for clarification as to any issues related to the calculation and/or payment of any amounts relative to this INCENTIVE BONUS PLAN, the judgment of Compensation Committee of the Board of Directors shall prevail.

_______________________________
1 DFW Buyer's shares to be split evenly based upon the number of DFW Buyers.
2 Calloway's Nursery, Inc. Bonus Pool to be split based on annual salary of all Participants in that Pool as of September 30, 2004. 3 Includes bonuses paid from the Store Bonus Pools for all of the DFW Market Retail Stores.
4 Includes bonuses paid from the Store Bonus Pools for all of the San Antonio Market Retail Stores.
5 Includes bonuses paid from the Store Bonus Pools for all of the DFW Market Retail Stores and bonuses paid from the DFW Regional Management Bonus Pool.
6 Includes bonuses paid from the Store Bonus Pools for all of the Houston Market Retail Stores.

Exhibit 10.2
FORBEARANCE AND RATIFICATION AGREEMENT

THE STATE OF TEXAS

COUNTY OF TARRANT

THIS FORBEARANCE AND RATIFICATION AGREEMENT ("Agreement") is entered into this 22nd day of December, 2003, by and between The Frost National Bank, a national banking association
("Lender"), Calloway's Nursery, Inc., a Texas corporation ("Borrower") and Cornelius Nurseries, Inc., a Texas corporation ("Cornelius"). Borrower and Cornelius are collectively referred to herein as "Ratifying Parties".

RECITALS:

A.  Lender  is  the sole owner and holder of that  one  certain
Revolving Promissory Note in the original principal amount of $3,000,000.00 dated May 29, 2003 executed by Borrower ("Note").

B. In connection with the Note, Borrower and Cornelius executed and delivered to and for the benefit of Lender that certain Loan Agreement dated September 21, 1999, which was amended by that certain First Amendment to Loan Agreement dated June 1, 2002, which was amended by that certain Second Amendment to Loan Agreement dated May 31, 2001, which was amended by that certain Third Amendment to Loan Agreement dated March 31, 2002, which was amended by that certain Fourth Amendment to Loan Agreement dated May 30, 2002, which was amended by that certain Fifth Amendment to Loan Agreement dated May 29, 2003 (the original Loan Agreement and all amendments thereto are collectively referred to herein as the "Loan Agreement"). To secure payment of the Note, Borrower executed and delivered to and for the benefit of Lender that certain Deed of Trust, Security Agreement and Financing Statement dated September 21, 1999 which creates a first priority lien upon certain real property of Borrower as more fully described in the Deed of Trust ("Real Property Collateral") which was modified and extended by that certain Modification to Deed of Trust and Extension of Lien Agreement dated May 29, 2003 (both collectively referred to herein as the "Deed of Trust"). To secure payment of the Note, Borrower executed and delivered to and for the benefit of Lender that certain Security Agreement dated May 30, 2002 ("Borrower Security Agreement") which creates a first priority lien upon certain personal property of Borrower as more fully described in the Borrower Security Agreement ("Borrower Collateral"). To secure payment of the Note, Cornelius executed and delivered to and for the benefit of Lender that certain Security Agreement dated May 30, 2002 ("Cornelius Security Agreement") which creates a first priority lien upon certain personal property of Cornelius as more fully described in the Cornelius Security Agreement ("Cornelius
Collateral"). The Borrower Security Agreement and Cornelius Security Agreement are sometimes collectively referred to herein as the "Security Agreements". The Borrower Collateral and Cornelius Collateral, as more fully described in the Security Agreements, is collectively referred to herein as the "Personal Property Collateral". To evidence Lender's security interests as set forth in the Security Agreements, one or more Uniform Commercial Code Financing Statement(s), Amendments to Financing Statement(s), and/or Continuations of Financing Statement(s) were filed with the Secretary of State of Texas (collectively referred to herein as "Financing Statements").

C.  All  of  the  loan  documents, agreements  and  instruments defined and/or referred to above together with all other documents, agreements and instruments evidencing, securing, governing, guaranteeing, pertaining to and/or executed in connection with the loans described above and all modifications, amendments, renewals and extensions thereof are collectively referred to herein as "Loan Documents".

D. Ratifying Parties have defaulted under the terms of Section 9 of the Loan Agreement entitled Financial Covenants ("Financial Covenant Defaults"). As a result of the Financial Covenant Defaults, Ratifying Parties have requested that Lender forbear from exercising the remedies available to it under the terms of the Loan Documents (except as set forth in this Agreement). Lender has agreed to such forbearance requests of Ratifying Parties, subject to the terms and conditions set forth in this Agreement.

NOW, THEREFORE, for and in consideration of the Recitals above, the mutual promises and agreements contained and referred to herein, Ten and no/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and agreed, Lender and Ratifying Parties hereby agree as follows:

1. The foregoing Recitals are true, correct and complete in all respects and are incorporated herein by this reference.

2. Ratifying Parties each hereby: (i) ratify, affirm, reaffirm, acknowledge, confirm and agree that the Loan Documents represent valid and enforceable obligations of Ratifying Parties as respectively set forth in or indicated in the Loan Documents and that the Loan Documents are, and shall remain, in full force and effect, in full accordance with their terms, conditions and provisions; (ii) ratify, affirm, reaffirm, acknowledge and confirm to Lender each of the representations, warranties, covenants and agreements set forth in the Loan Documents; and (iii) ratify, affirm, reaffirm, acknowledge, confirm and agree that there are no existing claims or defenses, personal or otherwise, or rights of setoff whatsoever with respect to or against the enforceability of the Note and Loan Documents.

3. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that there is no outstanding principal balance due and owing on the Note as of the date hereof.

4. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that Ratifying Parties have committed the Financial Covenant Defaults and are in default under the terms of the Note and Loan Documents.

5. Ratifying Parties each hereby warrant, represent and agree that: (i) during the Forbearance Period (defined below), the Revolving Line of Credit amount (as defined in the Note) shall not at any time exceed the lesser of (a) $1,500,000.00 or (b) an amount equal to the Borrowing Base (as defined in the Loan Agreement); (ii) during the Forbearance Period, the outstanding and unpaid principal balance of the Note shall accrue interest at the per annum rate equal to the lesser of (a) a rate equal to the Prime Rate of Lender (as defined in the Note) plus two percent (2%) per annum, with said rate to be adjusted to reflect any change in said Prime Rate at the time of any such change,  or  (b) the highest rate permitted by applicable  law, but in no event shall interest contracted for, charged or received under the Note plus any other charges in connection therewith which constitute interest exceed the maximum interest permitted by applicable law; (iii) at all times during the Forbearance Period, Ratifying Parties' actual sales and/or revenues shall be at least seventy five percent (75%) of the budgeted sales and/or revenues as shown, set forth and contained in the budget attached hereto as Exhibit "A" and incorporated herein ("Budget"); and (iv) at all times during the Forbearance Period, Ratifying Parties' actual pretax income shall be at least seventy five percent (75%) of the budgeted pretax income as shown, set forth and contained in the Budget.

6. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that: (i) the security interests granted to Lender in the Deed of Trust constitutes a valid perfected first priority lien and security interest (_Real Property Lien_) in and upon the Real Property Collateral in favor of Lender; (ii) the security interests granted to Lender in the Security Agreements constitute valid perfected first priority liens and security interests (_Personal Property Liens_) in and upon the Personal Property Collateral in favor of Lender; (iii) the Real Property Collateral and Personal Property Collateral are and shall remain subject to and encumbered by the respective Real Property Lien and Personal Property Liens, charges and encumbrances of the Deed of Trust and Security Agreements, and nothing herein contained shall affect or be construed to affect the Real Property Lien or Personal Property Liens, charges or encumbrances of the Deed of Trust and Security Agreements or the priority thereof over any other liens, charges or encumbrances in or upon the Real Property Collateral and/or Personal Property Collateral; (iv) the Real Property Lien and Personal Property Liens shall secure all indebtedness due and owing to Lender under the terms of the Loan Documents and the performance of all other obligations under the terms of the Loan Documents; and (v) this Agreement does not constitute a novation. To the extent, if any, that the Real Property Collateral is not subject to and encumbered by the Real Property Lien in favor of Lender granted in the Deed of Trust, for and in the considerations set forth above in this Agreement, Borrower hereby pledges and grants to Lender a Deed of Trust Lien and security interest in the Real Property Collateral. To the extent, if any, that the Personal Property Collateral is not subject to and encumbered by the Personal
Property Liens in favor of Lender granted in the Security Agreements, for and in the considerations set forth above in this Agreement, Ratifying Parties hereby pledge and grant to Lender a security interest in the Personal Property Collateral. Ratifying Parties each hereby consent to and agree that Lender shall have the right and authority to: (i) execute on behalf of all of the Ratifying Parties, and without requiring the execution by any of the Ratifying Parties, additional Uniform Commercial Code Financing Statements specifically describing and including the Personal Property Collateral; and (ii) file such additional Uniform Commercial Code Financing Statements with the Secretary of State of Texas and any other appropriate place for filing as determined by Lender.

7. Until the indebtedness represented by the Note and all other obligations and liabilities of Ratifying Parties under this Agreement and the Loan Documents are fully paid and satisfied and all of the Loan Documents are terminated and no longer in force or effect, Ratifying Parties shall not, without the prior written consent of Lender: (i) liquidate, merge or consolidate with or into any other entity; (ii) liquidate, sell, transfer or otherwise dispose of any of Ratifying Parties' assets or properties, other than in the ordinary course of Ratifying Parties' pre-existing and established business; (iii) create or incur any lien or encumbrance on any of Ratifying Parties'
assets, other than liens and security interests securing indebtedness owing to Lender and liens for taxes, assessments or similar charges that are not yet due; (iv) pay with cash or property all or any portion of any indebtedness on any borrowed money, note, debenture, bond or any other evidences of indebtedness to any Investor (defined below); provided however, during the Forbearance Period, Ratifying Parties may pay their regularly scheduled payments, as they become due, on indebtedness which is secured by real property owned by Ratifying Parties. The term "Investor" shall mean and refer to any person or entity that has or may hereafter loan or advance money or property ("Investment") to, on behalf of, or for the benefit of any of the Ratifying Parties, including, without limiting such type of loans or advances, any capital contribution, equity investment, loan, bond, debenture, security, investment, cash advance, overdraft, contribution or advance of services or property, financing arrangement, guaranty, and/or other similar accommodation; (v) permit the sale, pledge or other transfer of any of the ownership interests in Ratifying Parties; (vi) make any loans to any person or entity; (vii) enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate (defined below) or Investor of Ratifying Parties, except in the ordinary course of the pre-existing and established business of Ratifying Parties and such Affiliate and pursuant to the reasonable requirements of Ratifying Parties' business and upon fair and reasonable terms no less favorable to Ratifying Parties than would be obtained in a comparable arm's-length transaction with a person or entity not an Affiliate of Ratifying Parties; provided, however that in no event shall any of the Ratifying Parties make any payments or exchange of property with any Affiliate on account of any existing debt or obligation of any of the Ratifying Parties. The term "Affiliate" shall mean any individual or entity directly or indirectly controlling, controlled by, or under common control with, another individual or entity; (viii) declare or pay any dividends on any shares of Ratifying Parties' capital stock, make any other distributions with respect to any payment on account of the purchase, redemption, or other acquisition or retirement of any shares of Ratifying Parties' capital stock, or make any other distribution, sale, transfer or lease of any of Ratifying Parties' assets other than the sale of inventory in the ordinary course of business, unless any such amounts are directly utilized for the payment of the indebtedness and obligations owing from time to time by Ratifying Parties to Lender; (ix) pay, deliver or make any payment or distribution of money, property or assets of any kind to any Investor on account of or in return for any Investment; and (x) pay, deliver or make any payment or distribution of money, property or assets of any kind to any general partner, limited partner, stockholder or owner of Ratifying Parties.

8. Lender and Ratifying Parties hereby represent, confirm and agree that in no event shall interest contracted for, charged or received hereunder, under the Note or under the Loan Documents, plus any other charges in connection herewith, in connection with the Note or in connection with the Loan Documents which constitute interest, exceed the maximum interest permitted by applicable law. The amounts of such interest or other charges previously paid to the holder of the
Note in excess of the amounts permitted by applicable law shall be applied by the holder of the Note to reduce the principal of the indebtedness evidenced by the Note, or, at the option of the holder of the Note, be refunded. To the extent permitted by applicable law, determination of the legal maximum amount of interest shall at all times be made by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the loan and indebtedness, all interest at any time contracted for, charged or received from the Borrower in connection with the Note and indebtedness evidenced thereby, so that the actual rate of interest on account of such indebtedness is uniform throughout the term of the Note.

9. Subject to the terms, provisions and conditions contained in this Agreement and provided that Ratifying Parties: (i) perform all of their obligations under this Agreement; (ii) do not default with respect to any of the terms, provisions or conditions of this Agreement; and (iii) do not default with respect to any other terms, provisions and conditions of the Loan Documents, Lender hereby agrees to forbear from the exercise of its remedies available to it under the terms of the Loan Documents (except as set forth in this Agreement), as a result of Ratifying Parties' Financial Covenant Defaults, until May 28, 2004 ("Forbearance Period"). Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that if any of the Ratifying Parties: (i) fail to perform any of their obligations under this Agreement; (ii) default with respect to any of the terms, provisions or conditions of this Agreement; (iii) default with respect to any other terms, provisions and conditions of the Loan Documents; (iv) file, or have filed against them, a bankruptcy proceeding under the United States Bankruptcy Code or any other insolvency proceeding; (v) takes any action that jeopardizes any of the Real Property Collateral or Personal Property Collateral or the value of any of the Real Property Collateral or Personal Property Collateral; or (vi) disposes or otherwise attempts to dispose of any of the Real Property Collateral or Personal Property Collateral outside the ordinary course of Ratifying Parties' business, then all of Lender's agreements and obligations contained in this Agreement shall immediately and automatically terminate and be null and void and of no further force and/or effect and Lender shall be immediately and automatically released from performing and complying with any and all of its agreements and obligations under this Agreement and Lender shall be entitled to exercise any and all remedies available to Lender pursuant to the terms, provisions and conditions of this Agreement, the Loan Documents or as otherwise provided by law. No express or implied consent to any further periods of forbearance and/or modifications involving any of the matters set forth in this Agreement or otherwise, shall be inferred or implied from Lender's execution of this Agreement. Lender's execution of this Agreement shall not constitute a waiver (either express or implied) of the requirement that any further periods of forbearance and/or modifications of the Loan Documents shall require the express written approval of Lender, no such approval (either express or implied) having been given as of the date hereof.

10. For and in the consideration set forth above in this Agreement, Ratifying Parties each hereby RELEASE, RELINQUISH and forever DISCHARGE Lender, as well as its predecessors, successors, assigns, agents, officers, directors, employees and representatives, of and from any and all claims, demands, actions and causes of action of any and every kind or character, past or present, which Ratifying Parties may have against Lender and its predecessors, successors, assigns, agents, officers, directors, employees and representatives arising out of or with respect to (a) any right or power to bring any claim against Lender for usury or to pursue any cause of action against Lender based on any claim of usury, and (b) any and all transactions relating to the Loan Documents occurring prior to the date hereof, including any loss, cost or damage, of any kind or character, arising out of or in any way connected with or in any way resulting from the acts, actions or omissions of Lender, and its predecessors, successors, assigns, agents, officers, directors, employees and representatives, including any breach of fiduciary duty, breach of any duty of fair dealing, breach of confidence, breach of funding commitment, undue influence, duress, economic coercion, conflict of interest, negligence, bad faith, malpractice, intentional or negligent infliction of mental distress, tortious interference with contractual relations, tortious interference with corporate governance or prospective business advantage, breach of contract, deceptive trade practices, libel, slander or conspiracy, but in each case only to the extent permitted by applicable law.

11. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that Ratifying Parties shall permit Lender and its representatives, agents, and/or employees to have reasonable access to, and Ratifying Parties shall make available to Lender, Ratifying Parties_ business premises and books and records for review, appraisal, and inspection of the Real Property Collateral and Personal Property Collateral and Ratifying Parties shall cooperate in all respects with Lender, its representatives, agents, and/or employees with respect to such reviews, appraisals and inspections.

12. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree: (i) that the terms, conditions and provisions of all of the Loan Documents shall remain and continue in full force and effect as of the date thereof, and Ratifying Parties acknowledge and reaffirm their liability to Lender thereunder; (ii) to pay all costs and expenses incurred by Lender in connection with the execution and administration of this Agreement including, but not limited to, all appraisal costs, title insurance costs, legal fees incurred by Lender and filing fees; (iii) that Lender does not, by its execution of this Agreement, waive any rights it may have against any person not a party to this Agreement; (iv) that in case any of the provisions of this Agreement shall for any reason be held to be invalid, illegal or unenforceable, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein; (v) that this Agreement and the Loan Documents shall be governed and construed according to the laws of the State of Texas (without regard to any conflict of laws principles) and the applicable laws of the United States; (vi) that this Agreement shall be binding upon and inure to the benefit of Lender and Ratifying Parties and their respective successors, assigns and legal representatives; (vii) that they have entered into this Agreement of their own free will and accord and in accordance with their own judgment after advice of their own legal counsel, and state that they have not been induced to enter into this Agreement by any statement, act or representation of any kind or character on the part of the parties hereto, except as expressly set forth in this Agreement; and (viii) that they have authority to execute this Agreement and that the undersigned has the authority to execute this Agreement on behalf of each of the respective Ratifying Parties pursuant to each undersigned's capacity set forth in the signatures below; and (ix) that this Agreement may be executed in multiple counterparts, each of which shall constitute an original instrument, but all of which shall constitute one and the same agreement.

13. For and in the consideration set forth above in this Agreement, Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that in the event that any of the Ratifying Parties file, or have filed against them, any bankruptcy proceeding under the United States Bankruptcy Code or any other insolvency proceeding: (i) Lender shall be deemed to have immediate and automatic relief from the
automatic   stay  under  Section  362  of  the  United   States
Bankruptcy Code ("Automatic Stay"), or in the alternative if Lender requests relief from the Automatic Stay, Ratifying Parties shall not object to or oppose and shall consent and agree to Lender having immediate relief from the Automatic Stay; and (ii) if, during the pendency of any such bankruptcy proceeding under the United States Bankruptcy Code, it is determined that any of the security interests, Deed of Trust Lien or Personal Property Liens, charges and/or encumbrances granted to Lender hereunder or by the Loan Documents are unperfected, then all of such security interests, Deed of Trust Lien or Personal Property Liens, charges and/or encumbrances shall be deemed perfected without the necessity of the filing of any documents (including any Financing Statements) or commencement of any proceedings that would otherwise be required in order to obtain perfection of such security interests, Deed of Trust Lien or Personal Property Liens, charges and/or encumbrances. Ratifying Parties each hereby ratify, affirm, reaffirm, acknowledge, confirm and agree that, to the fullest extent permitted by law, the terms and
conditions  of  this  Paragraph  shall  be  binding  upon   any
subsequently appointed bankruptcy trustee in any bankruptcy proceeding and upon all other creditors of Ratifying Parties who have extended or who may hereafter extend secured or unsecured credit to any of the Ratifying Parties.

14. RATIFYING PARTIES EACH HEREBY RATIFY, AFFIRM, REAFFIRM, ACKNOWLEDGE, CONFIRM AND AGREE THAT THE LOAN DOCUMENTS AS MODIFIED BY THIS AGREEMENT REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF ORAL AGREEMENTS OF THE PARTIES, WHETHER MADE BEFORE, ON, OR
AFTER THE DATE OF THIS NOTICE AND AGREEMENT. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

EXECUTED as of the day and year first above written.

RATIFYING PARTIES:

CALLOWAY'S NURSERY, INC.,     CORNELIUS NURSERIES, INC.,
A Texas corporation           A Texas corporation

By: /s/ James C. Estill       By: /s/ James C. Estill
James C. Estill               James C. Estill
Title:  President             Title: Chairman of the Board of
                              Directors

LENDER:

THE FROST NATIONAL BANK,
A National Banking association

By: /s/ Jennifer A. Crabtree
Jennifer A. Crabtree
Title: Senior Vice President

THE STATE OF TEXAS
COUNTY OF TARRANT

This instrument was acknowledged before me on the 29th day of December, 2003, by Jennifer A.
Crabtree, Senior Vice President of THE FROST NATIONAL BANK, a national banking association, for and on behalf of said banking association.

___________________________________

Notary Public in and for the State of Texas

THE STATE OF TEXAS

COUNTY OF TARRANT

This instrument was acknowledged before me on the 26th day of December, 2003, by James C. Estill in his capacity as President of Calloway's Nursery, Inc., a Texas corporation, for and on behalf of said corporation.

___________________________________

Notary Public in and for the State of Texas

THE STATE OF TEXAS

COUNTY OF TARRANT

This instrument was acknowledged before me on the 26th day of December, 2003, by James C. Estill in his capacity as Chairman of the Board of Directors of Cornelius Nurseries, Inc., a Texas corporation, for and on behalf of said corporation.

___________________________________

Notary Public in and for the State of Texas

Exhibit A

CONSOLIDATED

                      Dec    Jan     Feb    Mar     Apr     May

Sales               4,150  1,100   1,900  7,000   9,900   7,000
Gross profit        1,750    510     900  3,400   4,850   3,450
Labor               1,025    855     840  1,100   1,390   1,250
Operating             270    300     290    290     290     290
Credit card            65     65      30     40     110     150
Marketing             175     40     100    280     220     220
Occupancy             300    300     300    300     300     300
Depreciation           50     45      45     45      45      45
Interest               95     95      95     95      95      95
Total expenses      1,980  1,700   1,700  2,150   2,450   2,350
Pre tax net         (230)(1,190)   (800)  1,250   2,400   1,100
Income tax             --     --      --     --      --      --
Net income          (230)(1,190)   (800)  1,250   2,400   1,100

Exhibit 14
Code of Ethics

Purpose

Calloway's   Nursery,  Inc.  (the  "Company")  is  committed   to
promoting integrity and maintaining the highest standard of ethical conduct in all of its activities.

Applicability

This  Code  of  Ethics applies to the following officers  of  the
Company:
1.   Principal executive officer (the "Chief Executive Officer");
     and
2.   Principal financial and accounting officer (the "Chief
     Financial Officer").

Standards

The Chief Executive Officer and the Chief Financial Officer shall:
1. Act with honesty and integrity, avoiding actual or obvious conflicts of interest between their personal and professional relationships;
2. Provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company.
3. Comply with applicable governmental laws, rules and regulations; and
4. Promptly report violations of this Code of Ethics to the Chairman of the Audit Committee.

Administration

The Audit Committee will have exclusive jurisdiction over this Code of Ethics.

1. This Code of Ethics shall be administered and monitored by the Audit Committee.
2. Questions regarding this Code of Ethics should be directed to the Chairman of the Audit Committee.
3. Violations of this Code of Ethics should be promptly reported to the Chairman of the Audit Committee.
4. The provisions of this Code of Ethics will be distributed to the Chief Executive Officer and the Chief Financial Officer following its adoption.
5. The Chief Executive Officer and the Chief Financial Officer will be required to sign a receipt form for this Code of Ethics indicating they have read this Code of Ethics and agreed to comply with its provisions.

Accountability

This Code of Ethics shall be followed at all times. Failure to comply with is provisions is grounds for disciplinary action, up to an including termination of employment with the Company.


Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
The following are wholly-owned subsidiaries of the Registrant:

Name                          Trade name(s)      State of
                                                 incorporation
Calloway's Nursery of    Calloway's Nursery      Delaware
Texas, Inc.
Cornelius Nurseries,     Cornelius Nurseries     Texas
Inc.


Exhibit 23
CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Calloway's Nursery, Inc.:

We consent to the incorporation by reference in the registration statements on Forms S-8 (File Nos. 33-46170, 33-82192, 332-63291 and 333-92454) of Calloway's Nursery, Inc. of
our report dated December 29, 2003, with respect to the consolidated balance sheets of Calloway's Nursery, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003, which report appears in the September 30, 2003 Annual Report on Form 10-K of Calloway's Nursery, Inc.

Our report refers to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective October 1, 2002, and to the Company's adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective October 1, 2001.

Our report also contains an explanatory paragraph that states that the Company has suffered recurring losses, has $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004, and has a line of credit that may not be available if certain financial targets are not met and that management does not expect to be able to renew with the current bank upon its expiration on May 28, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        KPMG LLP

Fort Worth, Texas
December 29, 2003


Exhibit 31(a)
                         CERTIFICATIONS

I, Daniel G. Reynolds, certify that:
1. I have reviewed this annual report on Form 10-K of
   Calloway's Nursery, Inc.;
2. Based on my knowledge, this report does not contain any
   untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of
   operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are
   responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have
   disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  December 29, 2003
/s/ Daniel G. Reynolds
Daniel G. Reynolds
Vice President and Chief Financial Officer


Exhibit 31(b)
                         CERTIFICATIONS
I, James C. Estill, certify that:
1. I have reviewed this annual report on Form 10-K of
   Calloway's Nursery, Inc.;
2. Based on my knowledge, this report does not contain any
   untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of
   operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are
   responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have
   disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  December 29, 2003
/s/James C. Estill
James C. Estill
President and Chief Executive Officer


Exhibit 32
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Calloway's Nursery, Inc. (the "Company") on Form 10-K for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

Dated: December 29, 2003

CALLOWAY'S NURSERY, INC.

/s/ James C. Estill
James C. Estill
Chief Executive Officer

/s/ Daniel G. Reynolds
Daniel G. Reynolds
Chief Financial Officer