Form 10-Q
period 2003-12-31
CALLOWAYS NURSERY INC
filed 2004-02-13
CIK 874759

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2003
                  Commission File No. 0-19305

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

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).
                         YES        NO x

6,961,890 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of February 13, 2004.

		    CALLOWAY'S NURSERY, INC.
                           FORM 10-Q
                       DECEMBER 31, 2003
                       TABLE OF CONTENTS

                                                      Page

FORWARD-LOOKING STATEMENTS OR INFORMATION                3

PART I - FINANCIAL INFORMATION

Item 1

Index to Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets                  	 4

Condensed Consolidated Statements of Operations        	 5

Condensed Consolidated Statements of Cash Flows        	 6

Notes to Condensed Consolidated Financial Statements  	 7

Item 2

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations	10

Item 3

  Quantitative and Qualitative Disclosures about	17
   Market Risk

Item 4

  Controls and Procedures				17

PART II - OTHER INFORMATION

Items 1-6                                            	18

           FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-Q Report contains forward-looking statements. The Company is including this statement for the express purpose of providing the Company with the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements contained in this report.

The Company's expected future results, products and service performance or other non-historical facts are forward-looking and reflect management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the seasonality of its business, geographic concentration, the impact of weather and other growing conditions, general economic conditions, the ability to manage growth, the impact of competition, the ability to obtain future financing, the ability to finance redemption of mandatorily redeemable preferred stock, government regulations, market risks associated with variable-rate debt, and other risks and uncertainties defined from time to time in the Company's Securities and Exchange Commission filings.

Therefore, each reader of this report is cautioned to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the Company's ability to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

			CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      		   (In Thousands)
                         		ASSETS

				      December 31,     September 30,   December 31,
					   2003	     	   2003	     	   2002
					 ------		 ------		 ------
Cash and cash equivalents         	 $1,881		 $1,921		 $2,186
Accounts receivable                    	     90		    232		     92
Inventories                         	  3,300     	  4,802       	  2,695
Prepaids and other assets              	     78        	     19             169
Deferred income taxes, current         	     --        	     --       	  1,117
Income taxes receivable                	     --        	     --             119
Current assets of discontinued
operations        			     --        	     --       	  3,361
					 ------		 ------		 ------
 Total current assets               	  5,349     	  6,974       	  9,739
					 ------		 ------		 ------
Property and equipment, net        	 10,715    	 10,841      	 11,183
Goodwill, net                          	     --        	     --             631
Deferred income taxes                  	     --        	     --       	  1,568
Other assets                          	    175       	    182             204
					 ------		 ------		 ------
Total assets                     	$16,239   	$17,997     	$23,325
					=======		=======		=======

            		 LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                  	 $2,784   	 $2,919     	 $3,522
Accrued expenses                    	  1,552     	  2,368       	  1,968
Current portion of long-term debt           472       	    474             509
Non-voting preferred stock, with
mandatory redemption provisions    	  3,067     	  2,949              --
Current liabilities of
discontinued operations               	     --       	     --		    329
					 ------		 ------		 ------
 Total current liabilities          	  7,875     	  8,710       	  6,328
					 ------		 ------		 ------
Deferred rent payable                 	    602       	    641        	    753
Long-term debt, net of current
portion     				  6,593     	  6,695       	  8,148
					 ------		 ------		 ------
 Total liabilities                 	 15,070    	 16,046      	 15,229
					 ------		 ------		 ------
Commitments and contingencies
Non-voting preferred stock, with
mandatory redemption provisions		  2,641      	     --        	     --

Shareholders' equity:
Common stock                  		     72		     72		     69
Additional paid-in capital         	 10,220    	 10,201       	  9,966
Accumulated deficit               	 (7,727)   	 (6,926)     	 (3,184)
					 ------		 ------		 ------
                                   	  2,565		  3,347		  6,851
Less: Treasury stock, at cost		 (1,396)	 (1,396)	 (1,396)
					 ------		 ------		 ------
Total shareholders' equity		  1,169		  1,951		  5,455
					 ------		 ------		 ------
Total liabilities and
shareholders' equity			$16,239   	$17,997     	$23,325
					=======		=======		=======

			    CALLOWAY'S NURSERY, INC.
  	   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      		(amounts in thousands, except per share amounts)

                                            Three Months Ended
                                               December 31,
                                            2003           2002
					  ------	 ------
Net sales                                $10,949        $10,848
Cost of goods sold                         6,024          6,456
					  ------	 ------
Gross profit                               4,925          4,392
					  ------	 ------
Operating expenses                         3,895          4,198
Occupancy expenses                           783            786
Advertising expenses                         574            555
Depreciation and amortization                126            177
Interest expense                             286            200
Interest income                               (4)            (4)
					  ------	 ------
Total expenses                             5,660          5,912
					  ------	 ------
Loss from continuing operations before      (735)        (1,520)
income taxes
Income tax expense (benefit)                  66          (602)
					  ------	 ------
Loss from continuing operations             (801)          (918)
Loss from discontinued operations             --          (386)
					  ------	 ------
Net loss                                    (801)        (1,304)
Accretion of preferred stock                  --          (103)
					  ------	 ------
Net loss attributable to common
shareholders          			   ($801)       ($1,407)
					 =======	=======
Weighted average number of common
shares outstanding - basic and diluted	   6,956	 6,569


Net loss per common share - basic and diluted
  Loss from continuing operations          ($.12)        ($.15)
  Loss from discontinued operations           --         ($.06)
					  ------	 ------
  Net loss                                 ($.12)         ($.21)
					  ------	 ------

                   CALLOWAY'S NURSERY, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (In thousands)

                                            Three Months Ended
                                               December 31,
                                            2003           2002
					  ------	 ------
Cash flows from operating activities:
Net loss                                   ($801)       ($1,304)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
Loss from discontinued operations (net
 of tax)        			      --            386
Depreciation and amortization                126            177
Accretion of preferred stock included
 in interest expense        		     118             --
Net change in operating assets and
 liabilities           			     602	  1,345
					  ------	 ------
Net cash provided by operating activities     45            604
					  ------	 ------
Cash flows from investing activities:
Additions to property and equipment           --            (18)
					  ------	 ------
Net cash used for investing activities        --            (18)
      					  ------	 ------
Cash flows from financing activities:
Proceeds from issuance of common stock        19             82
Repayments of debt                          (104)           (90)
					  ------	 ------
Net cash used for financing activities       (85)            (8)
					  ------	 ------
Net increase (decrease) in cash and
 cash equivalents from continuing
 operations                        	     (40)	    578

Net decrease in cash and cash
 equivalents from discontinued
 operations				      --	   (867)
					  ------	 ------
Net decrease in cash and cash
 equivalents                		     (40)          (289)

Cash and cash equivalents at beginning
 of period      			   1,921          2,475
					  ------	 ------

Cash and cash equivalents at end of
 period					  $1,881	 $2,186
					 =======	=======

                   	CALLOWAY'S NURSERY, INC.
  	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for each of the fiscal years ended September 30, 2003, 2002 and 2001. In addition, the Company has $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004.

Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of property and equipment, to generate funds. However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004.

Furthermore, the Company's line of credit has been modified as a result of noncompliance with certain financial covenants at September 30, 2003. This line of credit expires on May 28, 2004. Management does not expect to be able to renew the line of credit with the current bank upon its expiration. Also, if certain financial targets are not met, the line of credit would be unavailable and/or the due date of any outstanding balance would be accelerated.

Given these uncertainties, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2. Basis of Presentation

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the consolidated financial position at December 31, 2003, and the results of operations and cash flows for the three-month periods ended December 31, 2003 and 2002 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations the cash flows for the three-month period ended
December 31, 2003 is not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2004.

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

                   	CALLOWAY'S NURSERY, INC.
  	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Reclassifications

Certain amounts for fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation of discontinued operations.

4. Inventories

Inventories consist of finished goods.

5. Segment Information

The Company has only one reportable segment: Retail.

The Company aggregates its individual retail stores because they are all managed in a similar way, they serve a similar type of customer, they use similar methods to distribute their products and services, they carry similar product lines, and they use similar marketing approaches. For example, the retail stores sell plants, garden supplies, and other merchandise, primarily to individuals, on a cash-and-carry basis.

The reporting segment follows the same accounting policies used for the Company's condensed consolidated financial statements.

6. Stock-Based Compensation

Statement 148

The Company accounts for its stock options plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation (amounts in thousands, except per share amounts):

                                         Three-         Three-
                                         Month          Month
                                         Period         Period
                                         Ended          Ended
                                       December 31,   December 31,
                                    	  2003           2002
					  ------	 ------
Net loss, as reported                  	   ($801)       ($1,304)
Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related income
tax effects                    		      --             --
					  ------	 ------
Pro forma net loss                         ($801)       ($1,304)
					 =======	=======
Net loss per share - basic and
diluted
As reported                               ($.12)          ($.21)
Pro forma                                 ($.12)          ($.21)

                   	CALLOWAY'S NURSERY, INC.
  	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

In fiscal 2002 the Company entered the San Antonio market by leasing seven retail store locations. Three of those leases were entered into with Mr. George J. Wechsler (the "Affiliate Leases"), who was elected to the Company's Board of Directors and was named a Vice President of the Company at the time of the San Antonio market entry. The Affiliate leases have three year terms. Rental expense under the Affiliate Leases was $36,000 for each of the three-month periods ended December 31, 2003 and 2002.

8. Advertising Expenses

The substantial majority of the Company's advertising consists of printed newspaper advertisements and radio announcements.
Occasionally the Company will use direct mail and other media.

The Company expenses all advertising costs as they are incurred.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Executive-Level Overview

The Company achieved improved results of operations for its first fiscal quarter ended December 31, 2003 (the "December 2003 Quarter"). The Company typically incurs losses for its first fiscal quarter. For the December 2003 Quarter, the Company had a pre-tax loss from continuing operations of $0.7 million compared to a pre-tax loss from continuing operations of $1.5 million for the quarter ended December 31, 2002 (the "December 2002 Quarter"). Furthermore, because the Company sold all of its discontinued growing operations in fiscal 2003, there was no loss from discontinued operations for the December 2003 Quarter compared to a pre-tax loss of $0.6 million for the December 2002 Quarter.

Results of Operations

Introduction

As noted above, the Company disposed of all of its growing operations in fiscal 2003. Accordingly, the following discussion is presented as (i) continuing operations and (ii) discontinued operations.

RESULTS OF OPERATIONS

Continuing Operations

Three-month Period Ended December 31, 2003 Compared with Three-month Period Ended December 31, 2002

Pre-tax loss from continuing operations improved 52% for the December 2003 Quarter compared to the December 2002 Quarter.
The improvement was primarily attributable to (i) an improvement in gross margin, and (ii) a 4% reduction in expenses.

The following table shows the comparative amounts (in millions) and percentages of sales for gross profit, total expenses, and loss from continuing operations before income taxes:

                             	  December 2003      	  December 2002
                                     Quarter		     Quarter
                             	Amount	% of Sales	Amount	% of Sales
				-----	----------	------	----------
Sales                      	$10.9   		$10.8
Gross profit                 	  4.9      45.0%    	  4.4	  40.5%
Total expenses               	  5.7      51.7%    	  5.9     54.5%
				-----	----------	------	----------
Loss from continuing
 operations before income taxes ($0.7)     (6.7%)       ($1.5)   (14.0%)
				-----	----------	------	----------

Sales increased from $10.8 million for the December 2002 Quarter to $10.9 million for the December 2003 Quarter. There was higher demand for the Company's plants and gardening-related merchandise partially offset by lower demand for the Company's Christmas merchandise. Same-store results were the same, since the Company operated twenty-six retail stores for both periods.

Gross Profit increased 12%, from $4.4 million for the December 2002 Quarter to $4.9 million for the December 2003 Quarter. Gross margin improved from 40.5% for the December 2002 Quarter to 45.0% for the December 2003 Quarter. The improvement was primarily attributable to improved buying practices for Christmas merchandise.

Operating expenses declined 7%. The decline was primarily attributable to tighter controls over labor and other operating expenses in the retail stores and administrative offices.

Occupancy expenses were substantially unchanged, since no new stores were added and no existing stores were closed during either period.

Advertising expenses increased 3%. The increase was primarily attributable to the increase in sales. Management planned to, and did, spend approximately 5% of sales on advertising for both the December 2002 Quarter and the December 2003 quarter.

Depreciation and amortization declined 28%. Capital expenditures have been curtailed in recent years. For the fiscal years ended September 30, 2003, 2002 and 2001, capital expenditures were $91,000, $204,000 and $248,000, respectively. Depreciation expense for those same three fiscal years was $592,000, $748,000 and $783,000, respectively.
Accordingly, many assets are becoming fully depreciated. The Company intends to continue limiting capital expenditures; it has no significant capital projects planned for the remainder of fiscal 2004.

Interest expense increased 41%. The increase was primarily attributable to accretion of preferred stock, which was not recorded as interest expense before July 2003, when the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement 150"). Adoption of Statement of 150 caused (i) the company's preferred stock to be reclassified as a current liability on the balance sheets at December 31, 2003 and September 30, 2003, and (ii) the related accretion on the preferred stock to be classified as interest expense for the December 2003 Quarter. Accretion of the preferred stock was a non-cash expense of $118,000 for the December 2003 Quarter.

Income tax expense was $66,000 for the December 2003 Quarter compared to income tax benefits of $602,000 for the December 2002 Quarter. The Company recorded a valuation allowance on all of its deferred tax assets during the fourth quarter of fiscal 2003, and does not currently record income tax expense or benefits during interim periods, except to the extent that income taxes are paid and/or income tax benefits are actually realized. The Company paid $66,000 in state income taxes during the December 2003 Quarter.

Discontinued Operations

Three-month Period Ended December 31, 2003 Compared with Three-month Period Ended December 31, 2002

As noted above, the Company disposed of all of its growing operations in fiscal 2003. Accordingly, there were no revenues or expenses from discontinued operations for the December 2003 Quarter. For the December 2002 Quarter, discontinued operations results were as follows (amounts in thousands):

  Sales                       		$322
  Cost of goods sold           		 305
					----
  Gross profit                 		  17
  Expenses                     		 655
					----
  Loss before income taxes   		(638)
  Income tax benefit         		(252)
					----
  Loss from discontinued operations    ($386)
					====

Financial Condition - Capital Resources and Liquidity

Cash Flows Provided by Operating Activities were $45,000 for the December 2003 Quarter compared to $604,000 for the December 2002 Quarter. The decline was primarily attributable to reduced accounts payable and accrued expenses. Accounts payable and accrued expenses totaled $4.3 million at December 31, 2003 compared to $5.5 million at December 31, 2002. That reduction more than offset the improvement in pre tax net loss from continuing operations for the December 2003 Quarter compared to the December 2002 Quarter.

Cash flows Used for Investing Activities were $-0- for the December 2003 Quarter compared to $18,000 for the December 2002 Quarter. The decline was primarily attributable to a difference in the timing of certain replacements of furniture, fixtures and vehicles. The Company continues to limit the amount spent on capital expenditures during each fiscal year, and has no significant capital projects planned for the remainder of fiscal 2004.

Cash Flows Used for Financing Activities were $85,000 for the December 2003 Quarter compared to $8,000 for the December 2002 Quarter. The increase was primarily attributable to the October 2003 termination of the Company's stock purchase plan, which allowed employees to purchase the Company's common stock. Cash flows in from employee purchases of stock through the stock purchase plan declined from $82,000 for the December 2002 Quarter to $18,000 for the December 2003 Quarter.

Cash Flows Used for Discontinued Operations were $-0- for the
December 2003 Period compared to $0.9 million for the December
2002 Period. In fiscal 2003 the Company disposed of all of its growing operations.

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

The Company owed $-0- under the Line of Credit as of December
31, 2003 and 2002 and September 30, 2003. The maximum and weighted average amounts borrowed under the Line of Credit were as follows (amounts in thousands):

                                     Three        Three
                                     Month        Month
                                    Period       Period
                                     Ended        Ended
                                  December 31  December 31
                                     2003         2002
				   --------	--------
 Maximum amount borrowed              $--          $--
 Weighted-average amount borrowed     $--          $--

The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At September 30, 2003 the Company was not in compliance with the financial covenants required by the Line of Credit. In December 2003 the Company entered into a forbearance agreement with the bank. The bank agreed to not enforce the aforementioned financial covenants through the expiration of the Line of Credit on May 28, 2004. In return, the Company agreed to (i) a reduction in the maximum borrowing amount from $3.0 million to $1.5 million,
(ii) an increase in the interest rate from prime to prime plus 2%, and (iii) certain requirements for net sales and net income. At December 31, 2003 the Company was in compliance with those requirements for net sales and net income.

Management believes that the Line of Credit, assuming its continued availability, will be adequate to support the Company's short term working capital requirements because: (i) working capital requirements will be lower than in prior years because the Company has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over expenses, inventory and capital expenditures, and (ii) seasonal borrowing needs are expected to be substantially lower and of shorter duration than in previous years. Management believes that it is likely that the Company will attain the requirements for net sales and net income provided in the forbearance agreement.

If the Company were unable to attain the targets for net sales and net income, making the Line of Credit unavailable and accelerating the due date, the Company would take further actions, including the sale and/or refinancing of real and personal property and equipment, to generate funds. However, any such borrowing would reduce access by the Company to funds, if any, necessary through the same sources to retire the preferred stock in September 2004.

Management does not expect to be able to renew the Line of Credit with the current bank upon its expiration. However, management expects it will be able to negotiate acceptable alternatives to support its working capital requirements for fiscal 2005.

Contractual Obligations and Commitments

As of December 31, 2003 the Company had the following contractual obligations (amounts in thousands):

                     		Fiscal Year Ending September 30,
		     		-------------------------------
								There-
                	2004(1)  2005  	 2006  	 2007    2008 	after	Totals
			------	------	------	------	------	------	------
Long-term debt
 (including current
 portion)  		  $370    $505    $542    $528    $542	$4,578	$7,065
Future minimum
 lease payments
 under noncancellable
 operating leases  	 1,694	 2,039	 1,195	 1,021	   681	 2,056	 8,686
Preferred stock with
 mandatory redemption
 provisions(2)		 3,420      --	    --	    --	    --	    --	 3,420
			------	------	------	------	------	------	------
Totals          	$5,484	$2,544  $1,737  $1,549  $1,223  $6,634 $19,171
			------	------	------	------	------	------	------

(1)Amounts for 2004 represent obligations due during the remainder of fiscal 2004 (nine months).
(2)Carrying amount of $3,067 as of December 31, 2003, $2,949 as of September 30, 2003 and $2,641 as of December 31, 2002.

The Company has outstanding $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004. Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of real and personal property and equipment, to generate funds. However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004.

Near Term Working Capital Requirements

The Company is in a transition from its operation of both a retail segment and a growing segment. Losses from the discontinuance and disposition of the growing segment, and the $3.4 million cost to retire the Company's Acquisition Preferred Stock have reduced, and will reduce, the Company's liquidity. In addition, the Company's assets were reduced as of September 30, 2003 by: (i) a charge of $631,000 for the fourth quarter of fiscal 2003 to record impairment of goodwill, and (ii) establishment in the fourth quarter of fiscal 2003 of a $2,672,000 valuation allowance against all of the Company's deferred tax assets. Management believes that the Company will be able to meet its working capital requirements through a combination of (i) cash generated from operations, (ii) short term financing, and (iii) additional borrowings on its real estate. All of these sources will be affected by the Company's ability to operate profitably, and, therefore, the Company can give no assurance that these sources will be available in the amounts necessary to meet the Company's working capital requirements. Given these uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

Deferred income taxes - As of December 31, 2003 and September 30, 2003 the Company has recorded a valuation allowance for all of its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will not be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of future taxable income.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003 and September 30, 2003 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

COMPETITION

The retail nursery business is highly competitive. In the Dallas, Fort Worth, Houston and San Antonio markets, the
Company competes with both (i) other retail nurseries, and
(ii) home centers and mass merchandisers.

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

Item 3.   Quantitative and Qualitative Disclosures about
Market Risk

The Company is exposed to certain market risks, including fluctuations in interest rates. The Company does not enter into transactions designed to mitigate such market risk, nor does it enter into any transactions in derivative securities for trading or speculative purposes. As of December 31, 2003, the Company had no foreign exchange contracts or options outstanding.

The Company manages its interest rate risk by balancing (a) the amount of variable-rate long-term debt with (b) the amounts due under long-term leases, which typically have fixed rental payments that do not fluctuate with interest rate changes. For the variable-rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future operations and cash flows, assuming other factors are held constant.

At December 31, 2003 the Company had variable rate debt of $1.8 million, out of total long-term debt of $7.1 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of $18,000 for the variable-rate debt.

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

Item 5. Other Information.

 None.

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits Required by Item 601 of Regulation S-K:

     A list of the exhibits required by Item 601 of Regulation
     S-K and filed as part of this report is set forth in the Index to Exhibits on page 20, which immediately precedes such exhibits.

 (b) Reports on Form 8-K:

     (1) On October 24, 2003 the Company filed a Form 8-K disclosing that it had received a letter from NASDAQ indicating that the Company had not regained compliance with the NASDAQ minimum bid price requirements in accordance with Marketplace Rule 4310(c)(8)(D). However, since the Company met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A), the Company was granted an additional 90 calendar day grace period, or until January 21, 2004, to demonstrate compliance. If compliance with the aforementioned rule was not demonstrated by January 21, 2004, NASDAQ would provide written notification that the Company's common stock would be delisted.

     (2) On January 23, 2004 the Company filed a Form 8-K disclosing that it had issued a press release announcing that the Company had received a letter from NASDAQ providing written notification that the Company's common stock would be delisted on January 30, 2004.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    February 13, 2004

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

                       INDEX TO EXHIBITS

Exhibit
Number    Description

31(a)(1)  Rule 13a-14(a) Certification of the Chief Financial
           Officer of Calloway's Nursery, Inc.

31(b)(1)  Rule 13a-14(a) Certification of the Chief Executive
           Officer of Calloway's Nursery, Inc.

32(1)     Certification Pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2003.

_______________________________
1 Filed with this report.