Form 10-Q
period 2004-03-31
CALLOWAYS NURSERY INC
filed 2004-05-13
CIK 874759

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004
                  Commission File No. 0-19305

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

6,953,551 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 13, 2004.

                   CALLOWAY'S NURSERY, INC.

                           FORM 10-Q

                        MARCH 31, 2004

                       TABLE OF CONTENTS

                                                    Page

FORWARD-LOOKING STATEMENTS OR INFORMATION              3

PART I - FINANCIAL INFORMATION

Item 1

Index to Consolidated Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets                4

  Condensed Consolidated Statements of Operations      5

  Condensed Consolidated Statements of Cash Flows      6

  Notes to Condensed Consolidated Financial Statements 7

Item 2

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations      10

Item 3

  Quantitative and Qualitative Disclosures about
   Market Risk                                        19

Item 4

  Controls and Procedures                             19

PART II - OTHER INFORMATION

  Items 1-6                                           20

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

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

          CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In Thousands)
                            ASSETS
                                    March 31,  September 30, March 31,
                                       2004        2003        2003
                                     -------    -------     -------
Cash and cash equivalents            $ 2,335    $ 1,921    $    787
Accounts receivable                      726        232         969
Inventories                            5,796      4,802       5,921
Prepaids and other assets                137         19         122
Deferred income taxes, current            --         --       1,226
Current assets of discontinued
 operations                               --         --       2,238
                                     -------    -------     -------
  Total current assets                 8,994      6,974      11,263

Property and equipment, net           10,605     10,841      11,113
Goodwill, net                             --         --         631
Deferred income taxes                     --         --       1,568
Other assets                             167        182         197
                                     -------    -------     -------

  Total assets                       $19,766    $17,997     $24,772
                                     =======    =======     =======

             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                     $ 6,046    $ 2,919     $ 5,231
Accrued expenses                       2,035      2,368       3,372
Current portion of long-term debt        472        474         390
Non-voting preferred stock, with
 mandatory redemption provisions       3,185      2,949          --
Current liabilities of
 discontinued operations                  --         --         237
                                     -------    -------     -------
  Total current liabilities           11,738      8,710       9,230
Deferred rent payable                    563        641         720
Long-term debt, net of current
 portion                               6,488      6,695       7,191
                                     -------    -------     -------
  Total liabilities                   18,789     16,046      17,141
Commitments and contingencies

Non-voting preferred stock, with
 mandatory redemption provisions          --         --       2,743

Shareholders' equity:
 Common stock                             72         72          69
 Additional paid-in capital           10,221     10,201      10,043
 Accumulated deficit                  (7,919)    (6,926)     (3,828)
                                     -------    -------     -------
                                       2,374      3,347       6,284
 Less: Treasury stock, at cost        (1,397)    (1,396)     (1,396)
                                     -------    -------     -------
  Total shareholders' equity             977      1,951       4,888
                                     -------    -------     -------
  Total liabilities and
   shareholders' equity              $19,766    $17,997     $24,772
                                     =======    =======     =======
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   CALLOWAY'S NURSERY, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       (amounts in thousands, except per share amounts)

                               Six Months Ended   Three Months Ended
                                   March 31,            March 31,
                             -------------------  ------------------
                                2004       2003       2004     2003
                              -------    -------    -------  -------
Net sales                     $21,546    $20,084    $10,597   $9,236
Cost of goods sold             11,329     11,193      5,305    4,737
                              -------    -------    -------  -------
Gross profit                   10,217      8,891      5,292    4,499
                              -------    -------    -------  -------
Operating expenses              7,701      8,315      3,806    4,117
Advertising expenses              905        983        332      428
Occupancy expenses              1,720      1,621        937      835
Depreciation and                  244        306        117      129
amortization
Interest expense                  578        405        292      205
Interest income                    (4)        (7)         --      (3)
                              -------    -------    -------  -------
Total expenses                 11,144     11,623      5,484    5,711
                              -------    -------    -------  -------
Loss from continuing
 operations before income taxes  (927)    (2,732)      (192)  (1,212)
Income tax expense (benefit)       66     (1,042)        --     (440)
                              -------    -------    -------  -------
Loss from continuing operations  (993)    (1,690)      (192)    (772)
                              -------    -------    -------  -------
Discontinued operations:
Loss from discontinued
 operations (net of tax)           --       (576)        --     (190)
Gain on disposal of
 discontinued operations
 (net of tax)                      --        420         --      420
                              -------    -------    -------  -------
                                   --       (156)        --      230
                              -------    -------    -------  -------
Net loss                         (993)    (1,846)      (192)    (542)

Accretion of preferred stock       --       (205)        --     (102)
                              -------    -------    -------  -------
Net loss attributable to
 common shareholders            ($993)   ($2,051)     ($192)   ($644)
                              =======    =======    =======  =======
Weighted average number of common shares outstanding -
 Basic and diluted              6,959      6,615      6,962    6,663

Net loss per common share - basic and diluted
  Loss from continuing          ($.14)     ($.29)     ($.03)   ($.13)
   operations
  Income (loss) from
   discontinued operations         --       (.02)        --      .03
                              -------    -------    -------  -------
  Net loss                      ($.14)     ($.31)     ($.03)   ($.10)
                              =======    =======    =======  =======
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   CALLOWAY'S NURSERY, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (In thousands)
                                                   Six Months Ended
                                                       March 31,
                                                  ------------------
                                                     2004      2003
                                                  -------    -------
Cash flows from operating activities:
 Net loss                                           ($993)   ($1,846)
 Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
  Loss from discontinued operations
   (net of tax)                                        --        156
  Depreciation and amortization                       244        306
  Accretion of preferred stock included
   in interest expense                                236         --
  Net change in operating assets and
   liabilities                                      1,125        385
                                                  -------    -------
  Net cash provided by (used for)
   operating activities                               612       (999)
                                                  -------    -------
Cash flows from investing activities:
 Additions to property and equipment                   (8)       (77)
                                                  -------    -------
  Net cash used for investing activities               (8)       (77)
                                                  -------    -------
Cash flows from financing activities:
 Net proceeds from issuance
  (repurchases) of common stock                        19        159
 Repayments of debt                                  (209)    (1,166)
                                                  -------    -------
  Net cash used for financing activities             (190)    (1,007)
                                                  -------    -------
Net increase (decrease) in cash and cash
 cash equivalents from continuing operations          414     (2,083)


Net increase in cash and cash equivalents
 from discontinued operations                          --        395
                                                  -------    -------
Net increase (decrease) in cash and
 cash equivalents                                     414     (1,688)

Cash and cash equivalents at beginning
 of period                                          1,921      2,475
                                                  -------    -------
Cash and cash equivalents at end of period        $ 2,335     $  787
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

Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. These steps have already contributed to substantially improved results for the three-month and six-month periods ended March 31, 2004. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of property and equipment, to generate funds. However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004.

Given this uncertainty, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2. Basis of Presentation

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all adjustments considered necessary for a fair presentation of the consolidated financial position at March 31, 2004, the results of operations for the three-month and six-month periods ended March 31, 2004 and 2003, and the cash flows for the six-month periods ended March 31, 2004 and 2003 have been made. Such adjustments are of a normal recurring nature.

Because of seasonal and other factors, the results of operations the cash flows for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of expected results of operations and cash flows for the fiscal year ending September 30, 2004.

           CALLOWAY'S NURSERY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

6. Stock-Based Compensation

Statement 148
-------------

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

                                   Six-             Three-
                                  Month             Month
                                 Period            Period
                                  Ended             Ended
                                March 31          March 31
                            ----------------  ----------------
                              2004     2003     2004     2003
                            -------  -------  -------  -------
Net loss, as reported        ($993)  ($1,846)  ($192)   ($542)
Total stock-based employee
 compensation expense
 determined under fair
 value based method for all
 awards, net of related
 income tax effects             --       --       --        --
                            -------  -------  -------  -------
Pro forma net loss           ($993)  ($1,846)  ($192)   ($542)
                            =======  =======  =======  =======

Net loss per share - basic and diluted
As reported                  ($.14)   ($.31)   ($.03)   ($.10)
Pro forma                    ($.14)   ($.31)   ($.03)   ($.10)


7. Commitments and Contingencies

In fiscal 2002 the Company entered the San Antonio market by leasing seven retail store locations. Three of those leases were entered into with Mr. George J. Wechsler (the "Affiliate Leases"), who was elected to the Company's Board of Directors and was named a Vice President of the Company at the time of the San Antonio market entry. The Affiliate leases have three year terms. Rental expense under the Affiliate Leases was $71,000 for each of the six-month periods ended March 31, 2004 and 2003 and $35,000 for each of the three-month periods ended March 31, 2004 and 2003.

8. Advertising Expenses

The substantial majority of the Company's advertising consists of printed newspaper advertisements and radio announcements.
Occasionally the Company will use direct mail and other media.

The Company expenses all advertising costs as they are incurred.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Executive-Level Overview
------------------------

The Company achieved improved results of operations for its second fiscal quarter ended March 31, 2004 (the "March 2004 Quarter"). The Company typically incurs losses for its second fiscal quarter. For the March 2004 Quarter, the Company had a pre-tax loss from continuing operations of $0.2 million compared to a pre-tax loss from continuing operations of $1.2 million for the quarter ended March 31, 2003 (the "March 2003 Quarter").

Year-to-date, the Company achieved a similar improvement. For the six month period ended March 31, 2004 (the "2004 Six Month Period"), the Company had a pre-tax loss from continuing operations of $1.0 million compared to a pre-tax loss from continuing operations of $2.7 million for the six-month period ended March 31, 2003 (the "2003 Six Month Period").

Furthermore, the company achieved Cash Flows Provided by Operating Activities of $0.6 for the 2004 Six Month Period compared to Cash Flows Used by Operating Activities of $1.0 million for the 2003 Six Month Period.

Results of Operations
---------------------

Introduction

As noted above, the Company disposed of all of its growing operations in fiscal 2003. Accordingly, the following discussion is presented as (i) continuing operations and (ii) discontinued operations.

RESULTS OF OPERATIONS

Continuing Operations
---------------------

Three-month Period Ended March 31, 2004 Compared with Three-month Period Ended March 31, 2003

Pre-tax loss from continuing operations improved 52% for the March 2004 Quarter compared to the March 2003 Quarter. The improvement was primarily attributable to (i) increased sales,
(ii) improved gross margin, and (ii) reduced expenses.

The following table shows the comparative amounts (in millions) and percentages of sales for gross profit, total expenses, and loss from continuing operations before income taxes:

                               March 2004        March 2003
                                Quarter            Quarter
                           ----------------   ---------------
                           Amount     % of     Amount    % of
                                     Sales              Sales
                           -------  -------   -------  ------
  Sales                      $10.6              $9.2
  Gross profit                 5.3      50%      4.5      49%
  Total expenses               5.5      52%      5.7      62%
  Loss from continuing
   operations before
   income taxes              ($0.2)     (2%)   ($1.2)    (13%)

Sales increased from $9.2 million for the March 2003 Quarter to $10.6 million for the March 2004 Quarter. There was higher demand for the Company's plants and gardening-related merchandise.

Same-store sales increased from $9.0 million for the March
2003 Quarter to $10.1 million for the March 2004 Quarter. The
Company opened two new retail stores, and closed one retail store, during the March 2004 Quarter.

Gross Profit increased 18%, from $4.5 million for the March
2003 Quarter to $5.3 million for the March 2004 Quarter. Gross margin improved from 49% for the March 2003 Quarter to 50% for the March 2004 Quarter. The improvement was primarily attributable to improved buying practices.

Operating expenses declined 8%. The decline was primarily attributable to tighter controls over labor and other operating expenses in the retail stores and administrative offices.

Occupancy expenses increased 12%. The increase was primarily attributable to higher real property taxes and the costs of the two new retail stores opened during the March 2004
Quarter.

Advertising expenses declined 22%. The decline was primarily attributable to the alignment of spending on advertising to better match seasonal patterns of consumer demand.

Depreciation and amortization declined 29%. Capital expenditures have been curtailed in recent years. For the fiscal years ended September 30, 2003, 2002 and 2001, capital expenditures were $91,000, $204,000 and $248,000, respectively. Depreciation expense for those same six fiscal years was $592,000, $748,000 and $783,000, respectively.
Accordingly, many assets are becoming fully depreciated. The Company intends to continue limiting capital expenditures; it has no significant capital projects planned for the remainder of fiscal 2004.

Interest expense increased 42%. The increase was primarily attributable to accretion of preferred stock, which was not recorded as interest expense before July 2003, when the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement 150"). Adoption of Statement of 150 caused (i) the company's preferred stock to be reclassified as a current liability on the balance sheets at March 31, 2004 and September 30, 2003, and (ii) the related accretion on the preferred stock to be classified as interest expense for the March 2004 Quarter. Accretion of the preferred stock was a non-cash expense of $118,000 for the March 2004 Quarter.

There was no income tax expense for the March 2004 Quarter, compared to income tax benefits of $602,000 for the March 2003 Quarter. The Company recorded a valuation allowance on all of its deferred tax assets during the fourth quarter of fiscal 2003, and does not currently record income tax expense or benefits during interim periods, except to the extent that income taxes are paid and/or income tax benefits are realized.

Six-month Period Ended March 31, 2004 Compared with Six-month
Period Ended March 31, 2003

Pre-tax loss from continuing operations improved 52% for the 2004 Six Month Period compared to the 2003 Six Month Period. The improvement was primarily attributable to (i) increased sales, (ii) improved gross margin, and (ii) reduced expenses.

The following table shows the comparative amounts (in millions) and percentages of sales for gross profit, total expenses, and loss from continuing operations before income taxes:

                             2004 Six Month    2003 Six Month
                                 Period            Period
                            ----------------   ---------------
                           Amount     % of     Amount    % of
                                     Sales              Sales
                           -------  -------   -------  ------
  Sales                      $21.5             $20.1
  Gross profit                10.2      47%      8.9      44%
  Total expenses              11.1      52%     11.6      58%
  Loss from continuing
   operations before
   income taxes              ($0.9)     (5%)   ($2.7)    (14%)

Sales increased from $20.1 million for the 2003 Six Month Period to $21.5 million for the 2004 Six Month Period. There was higher demand for the Company's plants and gardening-related merchandise partially offset by lower demand for the Company's Christmas merchandise. Same-store sales increased from $19.6 million for the 2003 Six Month Period to $20.8 million for the 2004 Six Month Period.

Gross Profit increased 15%, from $8.9 million for the 2003 Six Month Period to $10.2 million for the 2004 Six Month Period. Gross margin improved from 44% for the 2003 Six Month Period to 47% for the 2004 Six Month Period. The improvement was primarily attributable to improved buying practices.

Operating expenses declined 7%. The decline was primarily attributable to tighter controls over labor and other operating expenses in the retail stores and administrative offices.

Occupancy expenses increased 6%. The increase was primarily attributable to increased real property taxes.

Advertising expenses declined 8%. The decline was primarily attributable to the alignment of spending on advertising to better match seasonal patterns of consumer demand.

Depreciation and amortization declined 20%. Capital expenditures have been curtailed in recent years. For the fiscal years ended September 30, 2003, 2002 and 2001, capital expenditures were $91,000, $204,000 and $248,000, respectively. Depreciation expense for those same six fiscal years was $592,000, $748,000 and $783,000, respectively.
Accordingly, many assets are becoming fully depreciated. The Company intends to continue limiting capital expenditures; it has no significant capital projects planned for the remainder of fiscal 2004.

Interest expense increased 43%. The increase was primarily attributable to accretion of preferred stock, which was not recorded as interest expense before July 2003, when the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement 150"). Adoption of Statement of 150 caused (i) the company's preferred stock to be reclassified as a current liability on the balance sheets at March 31, 2004 and September 30, 2003, and (ii) the related accretion on the preferred stock to be classified as interest expense for the 2004 Six Month Period. Accretion of the preferred stock was a non-cash expense of $236,000 for the 2004 Six Month Period.

Income tax expense was $66,000 for the 2004 Six Month Period compared to income tax benefits of $1,042,000 for the 2003 Six Month Period. The Company recorded a valuation allowance on all of its deferred tax assets during the fourth quarter of fiscal 2003, and does not currently record income tax expense or benefits during interim periods, except to the extent that income taxes are paid and/or income tax benefits are actually realized. The Company paid $66,000 in state income taxes during the 2004 Six Month Period.

Discontinued Operations
-----------------------

As noted above, the Company disposed of all of its growing operations in fiscal 2003. Accordingly, there were no revenues or expenses from discontinued operations for the March 2004 Quarter or the 2004 Six Month Period. For the March 2003 Quarter and the 2003 Six Month Period, discontinued operations results were as follows (amounts in thousands):

                                    2003
                                 Six Month    March 2003
                                   Period       Quarter
                                  --------     ---------
  Sales                              $716          $394
  Cost of goods sold                  700           394
                                  --------     ---------
  Gross profit                         16            --
  Total expenses                      944           290
                                  --------     ---------
  Loss before income taxes           (928)         (290)
  Income tax benefit                 (352)         (100)
                                  --------     ---------
  Loss from discontinued
   operations                       ($576)        ($190)
                                  ========     =========

Financial Condition - Capital Resources and Liquidity

Cash Flows Provided by Operating Activities were $612,000 for the 2004 Six Month Period Cash Flows Used by Operating
Activities of $999,000 for the 2003 Six Month Period. The improvement was primarily attributable to the improvement in income from continuing operations before income taxes.

Cash flows Used for Investing Activities were $8,000 for the 2004 Six Month Period compared to $77,000 for the 2003 Six Month Period. The decline was primarily attributable to continued limits on the amount spent on capital expenditures. The Company has no significant capital projects planned for the remainder of fiscal 2004.

Cash Flows Used for Financing Activities were $190,000 for the 2004 Six Month Period compared to $1,007,000 for the 2003 Six Month Period. For the 2003 Six Month Period the Company paid-off one real estate note payable in addition to its regular monthly payments of principal and interest on its other long term debt. For the 2004 Six Month Period the Company only made its regular monthly payments of principal and interest on its remaining long term debt.

Cash Flows Used for Discontinued Operations were $-0- for the 2004 Six Month Period compared to Cash Flows Provided by Discontinued Operations of $0.4 million for the 2003 Six Month Period. In fiscal 2003 the Company disposed of all of its growing operations.

Line of Credit Arrangement
--------------------------

The Company's business is seasonal, and it relies on a revolving line of credit arrangement provided by a bank (the "Line of Credit") to supplement its working capital during seasons of lower sales volumes, typically the quarter ending March 31.

For both fiscal 2004 and 2003 the Company has borrowed from the Line of Credit during the quarter ending March 31, and repaid those borrowings during the same quarter. The amount which may be borrowed under the line of credit is tied to amounts of accounts receivable and inventories, with a maximum of $3.0 million.

The company had no amounts outstanding on the line of credit at March 31, 2004, September 31, 2003, or March 31, 2003, and does not expect to have any need for borrowings under the line of credit through its expiration date of May 28, 2004.

The maximum and weighted average amounts borrowed under the Line of Credit were as follows (amounts in thousands):

                                   Six               Three
                                  Month              Month
                                 Period             Period
                                  Ended              Ended
                                March 31,          March 31,
                              -------------     --------------
                               2004   2003       2004    2003
                              ------ ------     ------ -------
 Maximum amount borrowed     $1,291  $2,985    $1,291   $2,985
 Weighted-average amount
   borrowed                    $244    $772      $487   $1,544

The Line of Credit contains financial covenants requiring the Company to meet a minimum amount for tangible net worth, a maximum ratio of liabilities to tangible net worth, and an annual ratio of earnings before interest and non-cash charges to current maturities of long-term debt. At September 30, 2003 the Company was not in compliance with the financial covenants required by the Line of Credit. In December 2003 the Company entered into a forbearance agreement with the bank. The bank agreed to not enforce the aforementioned financial covenants through the expiration of the Line of Credit on May 28, 2004. In return, the Company agreed to (i) a reduction in the maximum borrowing amount from $3.0 million to $1.5 million,
(ii) an increase in the interest rate from prime to prime plus 2%, and (iii) certain requirements for net sales and net income. At March 31, 2004 the Company was in compliance with those requirements for net sales and net income.

The Line of Credit was adequate to support the Company's short term working capital requirements because: (i) working capital requirements were lower than in prior years because the Company disposed of its unprofitable wholesale and growing operations and instituted tighter controls over expenses, inventory and capital expenditures, and (ii) seasonal borrowing needs were substantially lower and of shorter duration than in previous years. Management believes that it is likely that the Company will continue to meet the requirements for net sales and net income provided in the forbearance agreement.

Management does not expect to be able to renew the Line of Credit with the current bank upon its expiration. However, management expects it will be able to negotiate acceptable alternatives to support its working capital requirements for fiscal 2005. Management does not expect to need to borrow any funds to support its working capital requirements during the remainder of the fiscal 2004.

Contractual Obligations and Commitments

As   of  March  31,  2004  the  Company  had  the  following
contractual obligations (amounts in thousands):

                          Fiscal Year Ending September 30,
                          --------------------------------
                                                       There-
                   2004(1)   2005   2006   2007   2008  after  Totals
                   ------- ------ ------ ------ ------ ------ -------
Long-term debt
(including current
 portion)           $  265 $  505 $  542 $  528 $  542 $4,578 $ 6,960
Future minimum
 lease payments
 under noncancellable
 operating leases    1,129  2,039  1,195  1,021    681  2,056   8,121
Preferred stock
 with mandatory
 redemption
 provisions(2)       3,420     --     --     --     --     --   3,420
                    ------ ------ ------ ------ ------ ------ -------
 Totals             $4,814 $2,544 $1,737 $1,549 $1,223 $6,634 $18,501
                    ====== ====== ====== ====== ====== ====== =======

(1)Amounts for 2004 represent obligations due during the remainder of fiscal 2004 (six months).
(2)Carrying amount of $3,185 as of March 31, 2004, $2,949 as of September 30, 2003 and $2,743 as of March 31, 2003.

The Company has outstanding $3.4 million of preferred stock which becomes mandatorily redeemable in September 2004. Management believes that the Company will generate funds which will contribute to its ability to redeem the preferred stock because it has disposed of its unprofitable wholesale and growing operations and instituted tighter controls over (i) expenses, (ii) inventory and (iii) capital expenditures. However, there can be no assurance that these steps will generate sufficient funds to redeem the preferred stock by September 2004. In such event, the Company may take further actions, including the sale and/or refinancing of real and personal property and equipment, to generate funds. However, there can be no assurance that these further actions will generate sufficient funds to redeem the preferred stock by September 2004. Failure to redeem the acquisition preferred stock at the date such redemption is supposed to be made could change the status of the holder of the preferred stock. The change, if any, of that status, on the operations of the company is not determinable at this time.

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

Some assets and liabilities by their nature are subject to estimates and assumptions. For the Company, those assets and liabilities include:

     - Inventories;
     - Deferred income taxes
     - Property and equipment;
     - Accrued expenses.

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

Deferred income taxes - As of March 31, 2004 and September 30, 2003 the Company has recorded a valuation allowance for all of its deferred tax assets on the weight of available evidence at those balance sheet dates. The primary factor in providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will not be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of future taxable income.

Property and Equipment - The Company reevaluates the propriety of the carrying amounts of its properties as well as the amortization periods when events and circumstances indicate that impairment may have occurred. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2004 and September 30, 2003 management believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

Item 3.   Quantitative and Qualitative Disclosures about
Market Risk

The Company is exposed to certain market risks, including fluctuations in interest rates. The Company does not enter into transactions designed to mitigate such market risk, nor does it enter into any transactions in derivative securities for trading or speculative purposes. As of March 31, 2004, the Company had no foreign exchange contracts or options outstanding.

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

At March 31, 2004 the Company had variable rate debt of $1.8 million, out of total long-term debt of $6.9 million. Holding other variables, such as debt levels, constant, a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of $18,000 for the variable-rate debt.

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

Item 5. Other Information.

 None.

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits Required by Item 601 of Regulation S-K:

     A list of the exhibits required by Item 601 of Regulation
     S-K and filed as part of this report is set forth in the Index to Exhibits on page 22, which immediately precedes such exhibits.

 (b) Reports on Form 8-K:

     None.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 13, 2004

                              CALLOWAY'S NURSERY, INC.

                              By /s/ James C. Estill
                                 -------------------
                                James C. Estill, President and
                                Chief Executive Officer

                              By /s/ Daniel G. Reynolds
                                 -------------------
                                Daniel G. Reynolds, Vice
                                President and Chief
                                Financial Officer

                       INDEX TO EXHIBITS

Exhibit
Number    Description

31(a) [1] Rule 13a-14(a) Certification of the Chief Financial
          Officer of Calloway's Nursery, Inc.

31(b) [1] Rule 13a-14(a) Certification of the Chief Executive
          Officer of Calloway's Nursery, Inc.

32 [1] Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2003.

[1] Filed with this Report.